Form 10-K
period 2010-12-31
PREMIER OIL FIELD SERVICES, INC.
filed 2011-04-15
CIK 1488638

CURRENT REPORT FOR ISSUERS SUBJECT TO THE
1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2010

PREMIER OIL FIELD SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	1741	27-2262066
(State or jurisdiction of incorporation or organization)	(Primary Industrial Classification Code No.)	I.R.S. Employer Identification No.

270 Southern Drive, Royce City, Texas 75189-5704
(Address, including the ZIP code & telephone number, including area code of Registrant's principal executive office)

(972) 772-9493
(Registrant’s telephone number, including area code)

(Former address)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing requirement for the past 90days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2010: $0

Shares of common stock outstanding at April 12, 2011:    7,271,134

PART I.

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the headings “Risk Factors” and “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this annual report which would cause actual results to differ before making an investment decision. We are under no duty to update any of the forward-looking statements after the date of this annual report or to conform these statements to actual results.

ITEM 1.                      DESCRIPTION OF BUSINESS

We were formed as a corporation on June 29, 2009 in Nevada in order to acquire 100% of the outstanding stock of Coil Motor Tubing Corporation, a Texas corporation.  Coil Tubing Motor Corporation (“CTM”) is a wholly owned subsidiary of Premier Oil Field Services, Inc. (“Premier” or “the Company” or “we”) and was formed in June 2006 as a Texas Corporation.  CTM serves the oil and gas industry with down-hole drilling motors. These motors are used in the oil and gas well drilling process to drill out frac plugs and other debris in the wellbore.

CTM services independent drilling operations. Larger oil and gas fields relate to national and multinational corporations. These operations are generally well capitalized and typically contract with larger national drilling contractors. The smaller fields are representative of independent or privately owned fields and therefore these operations are more sensitive to declines in oil and gas prices. Consequently, production by the independent fields may be suspended or shut down in a market of lower prices.

CTM provides drilling systems and services.  These services include directional and horizontal drilling, measurement-while-drilling, logging-while-drilling, surface data logging, multilateral systems, underbalanced applications, and rig site information systems.  Our drilling systems offer directional control for precise wellbore placement while providing important measurements about the characteristics of the drill string and geological formations while drilling wells.  Real-time operating capabilities enable the monitoring of well progress and aid decision-making processes.

Our equipment is comprised of drilling motors which are used on-site in the field. This equipment was primarily purchased under a lease to own arrangement from an equipment dealer. We now own the majority of our equipment and supplement any additional equipment needs through short term rental arrangements on an as needed basis.

CTM’s services include motors to be used for various applications. These applications include:
·	Plug/bridge plug petting
o	Plug back depleted zones
o	Isolate leaks
·	Through-tubing re-completion
o	Sand control
o	Gravel packing
·	Fishing
·	Milling/drilling
·	Composite plugs
·	Horizontal wells
·	Toe prep in horizontal shale wells
·	Logging and perforating

CTM provides well-head services through a complete line of high quality motors specifically designed for work-over and coil tubing drilling. The CTM work-over motors are designed for maximum performance and durability.  CTM provides coil tubing motors for drilling in composite/cast iron frac plugs. Wells are completed with multiple-fractured zones and the zones are isolated with drill-able plugs. Coil Tubing is used to drill these plugs to allow for maximum production rate.

Industry Overview

Demand for our services depends on oil and natural gas industry activity and expenditure levels that are directly affected by trends in oil and natural gas prices. Demand for our services and products is particularly sensitive to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies, including national oil companies.  Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other factors that are beyond our control.

The current increase in prices for oil and natural gas have invigorated the market with increased exploration, development, and production activity, resulting in a corresponding increase in the demand for our natural gas well services and products.

We continue to believe in the strength of the long-term fundamentals of our business.  However, due to the financial crisis throughout 2009, the negative impact on credit availability and industry activity, the current catastrophe with the BP Horizon deep water oil rig in the Gulf of Mexico, and the current excess supply of oil and natural gas, the near-term outlook for our business and the industry still remains uncertain.  Forecasting the depth and length of the current cycle is challenging as it is different from past cycles due to the overlay of the financial crisis in combination with broad demand weakness.

In North America, the industry experienced an unprecedented decline in drilling activity and rig count during 2009.  These declines, coupled with natural gas storage levels reaching record levels, resulted in severe margin contraction in 2009.  Beginning in the fourth quarter of 2009 and continuing through the fourth quarter of 2010, we saw a rebound in rig count and drilling activity with the trend toward more service-intensive work, especially in shale plays, resulting in absorption of much of the industry’s excess oilfield equipment capacity.  The improved equipment utilization resulted from on-site improvements to the drilling process. These improvements were a result of the experience and knowledge of the Company’s President as he is on-site at all job sites.

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.

Resources

Resources essential to our business, including tools and shop supplies required to perform the services, are normally readily available.   We are always seeking ways to ensure the availability of resources, as well as manage their costs.

Customers
We service small, independent gas fields.

Employees
We currently employ two employee, the President and a field worker.

Governmental Regulation and Environmental Matters

We are subject to numerous environmental, legal, and regulatory requirements related to our operations worldwide.  In the United States, these laws and regulations include, among others:

-	the Comprehensive Environmental Response, Compensation, and Liability Act;
-	the Resource Conservation and Recovery Act;
-	the Clean Air Act;
-	the Federal Water Pollution Control Act; and
-	the Toxic Substances Control Act.

In addition to the federal laws and regulations, individual states where we do business often have numerous environmental, legal, and regulatory requirements by which we must abide.

Changes in environmental requirements may negatively impact demand for our services.  For example, oil and natural gas exploration and production may decline as a result of environmental requirements (including land use policies responsive to environmental concerns).  State, national, and international governments and agencies have been evaluating climate-related legislation and other regulatory initiatives that would restrict emissions of greenhouse gases in areas in which we conduct business.  Because our business depends on the level of activity in the oil and natural gas industry, existing or future laws, regulations, treaties or international agreements related to greenhouse gases and climate change, including incentives to conserve energy or use alternative energy sources, could have a negative impact on our business if such laws, regulations, treaties, or international agreements reduce the worldwide demand for oil and natural gas.  Likewise, such restrictions may result in additional compliance obligations with respect to the release, capture, and use of carbon dioxide that could have an adverse effect on our results of operations, liquidity, and financial condition.

We are a provider of motors to the hydraulic fracturing industry, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well.  Bills pending in the United States House and Senate have asserted that chemicals used in the fracturing process could adversely affect drinking water supplies.  The proposed legislation would require the reporting and public disclosure of chemicals used in the fracturing process.  This legislation, if adopted, could establish an additional level of regulation at the federal level that could lead to operational delays and increased operating costs. During the first quarter of 2010, the United States Environmental Protection Agency announced it will begin a detailed scientific study of hydraulic fracturing and the alleged effect on surface and ground water.  The adoption of any future federal or state laws or implementing regulations imposing reporting obligations on, or otherwise limiting, the hydraulic fracturing process could make it more difficult to complete natural gas and oil wells and could have an adverse impact on our future results of operations, liquidity, and financial condition.

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 10,000 sf office warehouse space in Royce City, Texas. We pay $1,250 per month on a month to month basis

ITEM  3.                      LEGAL PROCEEDINGS

We are involved in one legal proceeding at this time.  On June 15, 2010,  the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.  The Company disputes the amount owed VARCO,  and had accrued $48,492 as of December 31, 2010 and December 31, 2009.   The disputed amount, $65,573, is based on both services performed by VARCO that were not requested and services requested that were not fully performed.  Although the Company will vigorously defend the suit and believes that it is without merit.  Management has elected to take an additional provision of $100,000 in the period ending December 31, 2010 to fully cover the exposure due to the lawsuit, including interest and attorney fees, as VARCO has considerable resources in order to pursue their claim.  In making this provision the Company does not acknowledge that it owes the full amount of the suit.  The suit was filed in the 125th Judicial District Court of Harris County, Texas.  Our President has made depositions in the lawsuit but no negotiations or agreements have been executed.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2010 the Common Stock is not trading.   On July 14, 2010, the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as $61,750 had been raised.    As of April 12, 2011 the Company has sold a total of 271,134 shares for $203,351.

Dividends
We have not paid cash dividends on any class of common equity since formation and we do not anticipate paying any dividends on our outstanding common stock in the foreseeable future.

Warrants
The Company has no warrants outstanding.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable for smaller reporting companies.

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2010

EXECUTIVE OVERVIEW: After double digit growth from 2007 to 2008 (15.9%) and a reduction in sales in 2009 (of 6.9%) due to the national recession we experienced another decline in revenue in 2010 of 13.4%.  Early in 2010,  North Texas experienced a cool wet spring, which impacted sales.  As the year progressed the local economy mirrored the nation economy and the volume never rebounded.  We continued to save costs where possible to minimize the impact of the sales reduction.

We realized the impact of the nationwide recession in 2009 as sales reduced 6.9%.  We benefited from a competitor closing and from some modest year-over-year price increases that helped offset a potentially larger revenue reduction versus 2008.  We implemented strict cost controls, utilized less outside services (whether professional or other), to improve profitability and the net result was a net improvement to the bottom line of about $34,000, between 2008 and 2009 and $3,100 between 2009 and 2010.

Material Changes in Results of Operations

Results for the Year Ended December31, 2010

REVENUE:
Our revenue for the year ended December 31, 2010 was $192,170 versus $520,446 for the year ended December 31, 2009.  The year-over-year reduction in revenue of $328,276 is due to the continued deterioration of the small oil and gas field production volume.  As long as gas fields are economically viable, the owners will keep them open.  Related Party sales in 2010 were $72,435 or 38% compared to 2009 of $233,041 or 45%.

COST OF SALES:
Cost of Sales were $90,668 for the year ended December 31, 2010 versus $130,012 for the same period in 2009.  Depreciation expense was $79,718 and $66,746 for the year ended December 31, 2010 and 2009, respectively.  Backing out depreciation, net cost of sales were $10,950 and $63,266 for the year ended December 31, 2010 and 2009, respectively.  The decrease in net cost of sales as a percentage of revenue (5.7% in 2010 and 12.2% in 2009) is impacted by improved machinery efficiencies (less rented equipment) of about $12,500.

GROSS PROFIT
Gross profit for the year ended December 31, 2010 was $101,502 or 52.8% versus $390,434 or 75.0% for the year ended December 31, 2009.  Backing out depreciation of $79,718 and $66,746 for 2010 and 2009, respectively, gross profit would be $181,220 (94.3%) compared to $457,180 (87.8%), respectively.  The change year-over-year of $275,960 and 6.5 percentage points is due to a reduction in volume of $288,000 (revenue change of $328,276 at 87.8%) and improved efficiencies of $12,500.

OPERATING EXPENSES:
Operating expenses were $286,686 for the year ended December 31, 2010 versus $428,817 for the year ended December 31, 2009.  Of the $286,686 in 2010, $100,000 was related to the VARCO lawsuit provision, otherwise expenses would have been $186,686 for the year ended December 31, 2010.  The decrease in net expenses of $242,131 ($186,686 vs. $428,817) is due to the company cutting costs, particularly, contract services, travel and truck related costs.  The above costs include depreciation expense of $1,949 and $1,948 for the year ended December 31, 2010 and 2009, respectively.

NET INCOME (LOSS):
Net loss for the year ended December 31, 2010 was $215,714 versus $46,632 for the year ended December 31, 2009.   The loss is related to the VARCO provision and reduced revenue volume versus 2009 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES:    On July 14, 2010, the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as $61,750 had been raised.    As of April 12, 2011 the Company has sold a total of 271,134 shares for $203,351.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Trends, events or uncertainties impact on liquidity:
The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil market and the previously disclosed lawsuit from National Oilwell Varco, LP.

Short Term Liquidity:
The Company has an accumulated deficit of $174,776 as of December 31, 2010.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies being raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next twelve months.  Of the short-term liabilities (approximately $282,000), $148,000 relates to the VARCO lawsuit, leaving approximately $134,000 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we plan to invest at least $36,000 of the offering in revenue generation activities, and when needed,  from shareholder advances.

If the Company loses the lawsuit with VARCO and is required to pay the $148,000 within the next 12 months the President would personally fund the amount through shareholder advances to pay off the liability.

Long Term Liquidity:
The long term liquidity needs of the Company, provided this S-1 Registration Statement is approved,  are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to become positive due to revenue increases and efficiency improvements in 2011.  Long-term liabilities total approximately $93,000 at December 31, 2010 and we plan to fund these liabilities through cash flows from operations.

Capital Resources

As of December 31, 2010, the Company had capital commitments of $59,815 for a vehicle purchased in December 2010.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.  If this filing is approved we plan to significantly invest in capital and plan to build inventory (please see ‘Use of Proceeds’).  Planned equipment purchases consist of motors and other drilling equipment used to generate revenue.

Trends, Events or Uncertainties

The Company, since its inception in 2006, has not experienced noticeable sales trends.  Sales revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, sales revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of December 31, 2010 was ($269,336).  This is a decrease of about $80,000 versus December 31, 2009 of ($189,701).  The decrease is mainly due to a reduction in accounts receivable of about $4,000 and the provision of $100,000 for the VARCO lawsuit, and offset by a net accounts payable and accrued expenses decrease of $59,000.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense, interest expense accruals on loans.  Please reference footnotes two and three.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $215,714 due to the net loss in the year ended December 31, 2010.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: With the increase in the price of oil in early 2011 we are experiencing increased activity among our customers and prospective customers.  The increase in price makes certain gas fields viable where before, due to the cost of extraction, they were not cost effective.  With the price of gas already over $4.00 per gallon in some parts of the country we anticipate revenue growth in 2011 to continue at least until there is a softening in the crude oil market and anticipate double-digit sales growth over 2010.

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Company, together with the independent auditors' report thereon of The Hall Group, CPAs appear on pages F-1 through F-12 of this report.

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by in our reports filed under the Securities Exchange Act of 1934, as amended (the "Act") is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based upon an evaluation conducted for the period ended December 31, 2010, our Chief Executive and Chief Financial Officer as of December 31, 2010 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

·	Reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

·	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States of America.  Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2010.   Based on its evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report is not subject to the attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

We have not yet made any changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Lewis Andrews	59	Director, President; Secretary and Treasurer

Background of the Director and Executive Officer:

Lewis Andrews

Mr. Andrews, upon graduating from high school in 1976, began his career in the oilfields.  He was employed by M&B Fishing and Rental Tool in Monahans, Texas from 1976 to 1984 serving in ever increasing positions of responsibility.  In 1984 Mr. Andrews joined Andco Fishing Tools in Colorado, working throughout the Rocky Mountains, until 1992 when he left Andco and formed, with his brother, Boyd Fishing Tools in Brighton, Colorado.  Mr. Andrews and his brother grew their business and after four years, sold it to a competitor.

In 1996 Mr. Andrews was recruited by Baker Oil Tools in Tyler, Texas as a troubleshooter due to his experience gained in the field.  After six years, in 2002, Baker Oil Tools promoted Mr. Andrews to Fishing Manager, Australia, New Zealand and Papua, New Guinea, based in Perth, Australia.  After spending four years growing the business in the Pan-Pacific region, Mr. Andrews returned to the USA and in 2006 founded Coil Tubing Motors Corporation.  In 2009 Mr. Andrews formed Premier Oil Field Services, Inc., and is the President.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2010 and 2009 as compensation.

Name	Capacity Served	Aggregate Remuneration
Lewis Andrews	Director, President; Secretary and Treasurer	2010: $58,078 2009: $125,444

As of the date of this filing, our sole officer is one of two employees.

ITEM 12.	SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2010 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President; Secretary and Treasurer	Lewis Andrews	6,400,000	91.43%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2010, the Company had an account payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.                PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements included in the registrant's Form 10-K and Form S-1 or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $34,281 and $0 for the years ended December 31, 2010 and 2009, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $3,000 and $0 for the years ended December 31, 2010 and 2009, respectively.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert

The Securities and Exchange Commission has adopted rules implementing Section 407 of the Sarbanes-Oxley Act of 2002 requiring public companies to disclose information about “audit committee financial experts.”  As of the date of this Annual report, we do not have a standing Audit Committee.   The functions of the Audit Committee are currently assumed by our Board of Directors.  Additionally, we do not have a member of our Board of Directors that qualifies as an “audit committee financial expert.”  For that reason, we do not have an audit committee financial expert.

Policies and Procedures:
The Board of Directors policies and procedures for hiring Independent Principal Accountants are summarized as follows:

·	The Board ensures that the accountants are qualified by reviewing their valid license information as filed with the Texas State Board of Public Accountancy.
·	The Board ensures that the firm is registered with the PCAOB.
·	The Board ensures that the accountants are independent by reviewing Regulation S-X, section 210.2-01(b).

(6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

Not applicable.

ITEM 15.	EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009

Notes to the Consolidated Financial Statements

(b) The Company filed no Form 8-K’s in 2010.

(c)           Exhibits
No.	Description
31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned hereunto duly authorized.

PREMIER OIL FIELD SERVICES, INC.

By:           /s/  Lewis Andrews
Lewis Andrews
Director, President; Secretary and Treasurer

Dated: April 12, 2011

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of
Premier Oil Field Services, Inc.
Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Premier Oil Field Services, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of Premier Oil Field Services, Inc.’s internal control over financial reporting as of December 31, 2010 and 2009 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Oil Field Services, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has suffered significant losses and will require additional capital to develop its business until the Company either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 6.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas

April 12, 2011

PREMIER OIL FIELD SERVICES, INC. Consolidated Balance Sheets December 31, 2010 and 2009

	2010	(restated) 2009
ASSETS

Current Assets
Cash and Cash Equivalents	$0	$0
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	12,815	16,700
Total Current Assets	12,815	16,700

Fixed Assets (net of accumulated depreciation of $178,344 and $175,267)	208,870	322,255

Other Assets	4,041	1,441

TOTAL ASSETS	$225,726	$340,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$77,373	$140,286
Accrued Expenses	47,922	43,931
Due to Related Party	0	535
Bank Overdraft	750	444
Loss Contingency (Note 4)	148,492	0
Current Portion of Notes Payable	7,615	21,205
Total Current Liabilities	282,152	206,401

Long Term Liabilities
Loan From Shareholder	0	31,951
Long Term Accounts Payable	40,694	0
Notes Payable	59,815	56,855
Less: Current Portion of Notes Payable	(7,615)	(21,205)
Total Long Term Liabilities	92,894	67,601

Total Liabilities	375,046	274,002

Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized 7,000,000 and 7,000,000 shares
Issued and outstanding	7,000	7,000
Additional Paid-In Capital	18,456	18,456
Retained Earnings (Deficit)	(174,776)	40,938
Total Stockholders' Equity	(149,320)	66,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$225,726	$340,396

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC. Consolidated Statements of Operations For the Years Ended December 31, 2010 and 2009

	2010	(restated) 2009

REVENUES
Third Party Revenues	$119,735	$287,405
Related Party Revenues	72,435	233,041
TOTAL REVENUES	192,170	520,446

COST OF SALES (inclusive of depreciation of $79,718 and $66,746)	90,668	130,012
GROSS PROFIT	101,502	390,434

OPERATING EXPENSES

General and Administrative	286,686	428,817
TOTAL OPERATING EXPENSES	286,686	428,817

NET OPERATING (LOSS)	(185,184)	(38,383)

OTHER (EXPENSE)
Loss on Sale of Assets	(27,260)	(3,647)
Interest Expense	(3,270)	(4,602)
TOTAL OTHER (EXPENSE)	(30,530)	(8,249)

NET (LOSS) BEFORE INCOME TAXES	(215,714)	(46,632)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(215,714)	$(46,632)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,000,000	7,000,000
Income (Loss) per Share	$(0.03)	$(0.01)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC. Consolidated Statement of Changes in Stockholders’ Equity For the Years Ended December 31, 2010 and restated 2009

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2009	7,000,000	$7,000	$18,456	$87,570	$113,026

Net (Loss)				(46,632)	(46,632)

Stockholders' Equity (Deficit) at December 31, 2009 (restated)	7,000,000	$7,000	$18,456	$40,938	$66,394

Net (Loss)				(215,714)	(215,714)

Stockholders' Equity (Deficit) at December 31, 2010	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC. Consolidated Statements of Cash Flows For the Years Ended December 31, 2010 and 2009

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(215,714)	$(46,632)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	81,667	68,694
Loss on Sale of Fixed Assets	27,260	3,647
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	3,885	(5,603)
(Increase) Decrease in Other Assets	(2,600)	8,467
Increase (Decrease) in Accounts Payable	125,738	(54,571)
Increase in Accrued Expenses	4,296	42,402
Net Cash Provided by Operating Activities	24,532	16,404

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	70,774	6,434
Purchase of Fixed Assets	(66,315)	(2,301)
Net Cash Provided by Investing Activities	4,459	4,133

CASH FLOWS FROM FINANCING ACTIVITIES
Notes Payable	67,592	14,948
Payments on Notes Payable	(64,632)	0
Capitalized Lease Obligation	0	(63,626)
Advances – Related Party	13,991	0
Advances from Shareholder	(45,942)	(3,093)
Net Cash (Used) in Financing Activities	(28,991)	(51,771)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	0	(31,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	0	31,324

CASH AND CASH EQUIVALENTS AT END OF YEAR	$0	$0

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$3,270	$4,602
Loss on Sale of Assets	$27,260	$3,647

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Premier Oil Field Services, Inc. (The “Company” or "Premier") serves the oil and gas industry with down-hole drilling motors. These motors are used in the oil and gas well drilling process to drill out frac plugs and other debris in the well bore.  The Company is located in Royce City, Texas and was incorporated on June 29, 2009 under the laws of the State of Nevada.

Premier Oil Field Services, Inc., is the parent company of Coil Tubing Motors Corporation, (“CTM”), a company incorporated under the laws of the State of Texas. CTM was established in June 2006.

Premier is a private holding company established under the laws of Nevada on June 29, 2009, was formed in order to acquire 100% of the outstanding membership interests of CTM.  On June 30, 2009, Premier issued 7,000,000 shares of common stock in exchange for a 100% equity interest in CTM.  As a result of the share exchange, CTM became the wholly owned subsidiary of Premier.  As a result, the members of CTM owned a majority of the voting stock of Premier.  The transaction was accounted for as a reverse merger whereby CTM was considered to be the accounting acquirer as its members retained control of Premier after the exchange, although Premier is the legal parent company.  The share exchange was treated as a recapitalization of Premier.  As such, CTM, (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Premier had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  The share exchange transaction was effected to change the state of incorporation to allow the opportunity for a reduction of franchise taxes under the new Texas franchise tax calculations and to facilitate the initial public offering.  At the time of the exchange transaction, Premier had no assets or liabilities and CTM had assets of approximately $409,000 with equity of approximately $81,800.

The capital structure of Premier is presented as a consolidated entity as if the transaction had been effected in 2006 to consistently reflect the number of shares outstanding. However, the capital structure as presented is different that the capital structure that appears in the historical statements of CTM, in earlier periods due to the recapitalization accounting.

The Company operates on a calendar year-end.    Due to the nature of their operations, the Company operates in only one business segment.

Basis of Accounting and Consolidation:

The Company prepares its financial statements on the accrual basis of accounting.  It has one wholly owned subsidiary, Coil Tubing Motors, Corporation, which is consolidated. All intercompany balances and transactions are eliminated.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations.

Significant Accounting Policies:

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application.  The application of accounting principles requires the estimating, matching and timing of revenue and expense.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud.  The Company's system of internal  accounting control is designed to assure, among other items, that  1) recorded  transactions  are valid;  2) valid  transactions  are recorded;  and  3) transactions  are  recorded in the proper  period in a timely  manner to produce financial  statements which present fairly the financial  condition,  results of operations  and cash  flows of the  Company  for the  respective  periods  being presented.

Cash and Cash Equivalents:

All highly liquid investments with original maturities of three months or less are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

Fair Value of Financial Instruments:

In accordance with the reporting requirements of ASC 820,  the Company  calculates the fair value of its assets and  liabilities which qualify as financial  instruments  under this statement and includes this additional information in the notes to the financial statements  when the fair value is different  than the  carrying  value of those financial instruments.

The carrying amounts of cash, cash equivalents, accounts receivable, accounts payable and notes payable approximate  their fair values due to the short-term maturities of these instruments.  The carrying amount of the Company’s marketable securities and capital leases approximate fair value due to the stated interest rates approximating market rates.

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at December 31, 2010 and 2009, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10.  Revenue will be recognized only when all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists;
●	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
●	The price is fixed and determinable; and
●	Collectability is reasonably assured.

All services are billed when rendered and payment is due upon receipt of invoice.

Advertising:

The Company did not incur any advertising expenses in 2010 or 2009.

Cost of Sales:

Cost of sales consists primarily of shop supplies and field related expenses.

Income Taxes:

The Company has adopted ASC 740-10 which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable.

Earnings per Share:

Earnings per share (basic) is calculated by dividing the net income (loss) by the weighted average number of common shares outstanding for the period covered.  As the Company has no potentially dilutive securities, fully diluted earnings per share is equal to earnings per share (basic).

 Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2010 and 2009 are as follows:

	2010	2009
Office Equipment	$9,748	$9,748
Trucks & Trailers	58,243	168,551
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(178,344)	(175,267)
Total Fixed Assets	$208,870	$322,255

Depreciation expense for the years ended December 31, 2010 and 2009 was $81,667 and $68,694, respectively.

During 2010, the Company acquired $106,243 and disposed of $205,471 of fixed assets.  A net loss of $27,260 was recognized on the transactions.

 NOTE 3 – EQUITY

On June 30, 2009, Premier issued 7,000,000 shares of common stock in exchange for a 100%  equity interest in CTM.  As a result of the share exchange, CTM became the wholly owned subsidiary of Premier.  As a result, the members of CTM owned a majority of the voting stock of Premier.  The transaction was accounted for as a reverse merger whereby CTM was considered to be the accounting acquirer as its members retained control of Premier after the exchange, although Premier is the legal parent company.  The share exchange was treated as a recapitalization of Premier.  As such, CTM, (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Premier had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2010 and December 31, 2009, there were 7,000,000 and 7,000,000 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as we had raised $61,750.  As of April 4, 2011 we have sold a total of 258,935 shares for $194,201.

There is currently no market for our shares. We intend to work with a market maker who would then apply to have our securities quoted on the over-the-counter bulletin Board or on an exchange as soon as practicable after our offering.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Royce City, Texas.  The facility is approximately 10,000 square feet and is $1,250 per month on a month-to-month basis.

At December 31, 2010, the Company had the following outstanding notes payable:

•
Vehicle loan from Ford Motor Credit, dated December 8, 2010, originally for $60,413, at an annual interest rate of 6.75% due November 8, 2016.  Amount due at December 31, 2010 was $59,81.  The current principal amount due by December 31, 2011 is $7,615, and interest payable due by December 31, 2011 is $6,147.

On June 15, 2010,  the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.  The Company disputes the amount owed VARCO,  and had accrued $48,492 as of December 31, 2010 and December 31, 2009.   The disputed amount, $65,573, is based on both services performed by VARCO that were not requested and services requested that were not fully performed.  Although the Company will vigorously defend the suit and believes that it is without merit.  Management has elected to take an additional provision of $100,000 in the period ending December 31, 2010 to fully cover the exposure due to the lawsuit, including interest and attorney fees, as VARCO has considerable resources in order to pursue their claim.  In making this provision the Company does not acknowledge that it owes the full amount of the suit.  The suit was filed in the 125th Judicial District Court of Harris County, Texas.  Our President has made depositions in the lawsuit but no negotiations or agreements have been executed.

NOTE 5 – INCOME TAXES

The Company follows Statement of Financial Accounting Standards ASC 740.  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards (“NOL”).     No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously.   Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is deemed more likely than not to be realized.

The Company had a net loss for the years ended December 31, 2010 and 2009 of approximately $215,714 and $46,632, respectively.

Deferred tax assets at December 31, 2010 and 2009 consisted of the following:

	2010	(restated) 2009
Prior year deferred tax asset	$0	$0
Tax benefit for 2010	53,930	0
Total deferred tax asset	53,930	0
Less: Valuation Allowance	(53,930)	0
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward was approximately $174,776 at December 31, 2010, and will expire in 2030.  The deferred tax asset was approximately $53,930 as of December 31, 2010.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2010 and 2009 is attributable to the valuation allowance.

The realization of deferred tax benefit is contingent upon future earnings and, therefore, is fully reserved at December 31, 2010 and 2009.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through December 31, 2010 totaling $149,320 and had negative working capital of approximately $269,300.   Because of these negligible retained earnings, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2010.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, and/or bank financing, or additional loans from Management if there is need for liquidity. Management may also consider reducing administrative costs. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or the Management cannot loan sufficient funds, the Company may not be able to continue its operations.

Management believes that the efforts it has made to promote its operation will continue for the foreseeable future.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 7 – RESTATEMENT

It was determined during the December 31, 2010 audit that the Company had not recorded $60,451 of Accounts Payable as of December 31, 2009.  The 2009 financial statements have been restated as follows:

Balance Sheet

	As Previously Stated	As Restated	Net Effect of Adjustments

Current Assets	$16,700	$16,700	$0
Fixed Assets	$322,255	$322,255	$0
Other Assets	$1,441	$1,441	$0
Total Assets	$340,396	$340,396	$0

Current Liabilities	$145,950	$206,401	$60,451
Long-term Liabilities	$67,601	$67,601	$0

Common Stock	$7,000	$7,000	$0
Additional Paid-In-Captial	$18,456	$18,456	$0
Retained Earnings	$101,389	$40,938	$(60,451)
Total Stockholders' Equity	$126,845	$66,394	$0
Total Liabilities and Stockholders' Equity	$340,396	$340,396	$0

Income Statement

	As Previously Stated	As Restated	Net Effect of Adjustments

Revenue	$520,446	$520,446	$0
Cost of Goods Sold	$130,012	$130,012	$0
Gross Profit	$390,434	$390,434	$0
Total Operating Expenses	$372,013	$428,817	$(56,804)
Net Operating Income	$18,421	$(38,383)	$(56,804)
Other Income and (Expense)	$(4,602)	$(8,249)	$(3,647)
Net (Loss)	$13,819	$(46,632)	$(60,451)

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 86.4% and 98.1% of revenues are derived during the years ended December 31, 2010 and 2009:

Customers	2010 Revenue	%	2009 Revenue	%
A – Related Party	$72,435	37.7%	$233,041	44.8%
B	84,117	43.8	184,823	35.5
C	6,000	3.1	92,445	17.8
Others	29,618	15.4	10,137	1.9
TOTAL	$192,170	100.0%	$520,446	100.0%

Approximately 37.7% of the Company’s revenue for the year ended December 31, 2010 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 44.8% of the Company’s revenue for the year ended December 31, 2009 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2010, the FASB issued the following guidance:

On January 1, 2010, the Company adopted Accounting Standard Update (“ASU”) 2009-16, “Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.” This ASU is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets. The Company does not have a program to transfer financial assets; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2009-17, “Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amended the consolidation guidance applicable to variable interest entities and required additional disclosures concerning an enterprise’s continuing involvement with variable interest entities.   The Company does not have variable interest entities; therefore, this ASU had no impact on the Company’s consolidated financial statements.

On January 1, 2010, the Company adopted ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2 and separate disclosures about activity relating to Level 3 measurements and clarifies existing disclosure requirements related to the level of disaggregation and input and valuation techniques.   The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements or the related disclosures.

Management has reviewed these new standards and believes they had or will have no material impact on the financial statements of the Company.

NOTE 10 – SUBSEQUENT EVENTS

On July 14, 2010,  the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as $61,750 had been raised.    As of April 12, 2011 the Company has sold a total of 271,134 shares for $203,351.