Form 10-Q
period 2011-03-31
PREMIER OIL FIELD SERVICES, INC.
filed 2011-05-20
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

PREMIER OIL FIELD SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

270 Southern Drive, Royce City, Texas 75189-5704
(Address of principal executive offices)

(972) 772-9493
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [ X ]   No [     ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ]	Accelerated Filer [ ]

Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

As of May 6, 2011, there were 7,340,201 shares of Common Stock of the issuer outstanding.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010

ASSETS	March 31, 2011	December 31, 2010
Current Assets	(Unaudited)
Cash and Cash Equivalents	$132,914	$0
Accounts Receivable (net of allowance for doubtful accounts of $5,582 and $0)	65,627	12,815
Employee Receivables	2,000	0
Total Current Assets	200,541	12,815

Fixed Assets (net of accumulated depreciation of $198,069 and $178,344)	206,431	208,870
Other Assets	4,041	4,041

TOTAL ASSETS	$411,013	$225,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$78,906	$77,374
Accrued Expenses	49,110	47,921
Bank Overdraft	0	750
Loss Contingency (Note 6)	148,492	148,492
Current Portion of Notes Payable	14,280	7,615
Total Current Liabilities	290,788	282,152

Long Term Liabilities:
Long Term Accounts Payable	25,919	40,694
Notes Payable	74,267	59,815
Less: Current Portion of Notes Payable	(14,280)	(7,615)
Total Long Term Liabilities	85,906	92,894

TOTAL LIABILITIES	376,694	375,046

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,249,434 and 7,000,000 issued and outstanding at March 31, 2011 and December 31, 2010	7,249	7,000
Additional paid-in-capital	205,283	18,456
Accumulated Deficit	(178,213)	(174,776)
Total Stockholders’ Equity (Deficit)	34,319	(149,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$411,013	$225,726

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2011 AND 2010 (Unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUES
Third Party Revenues	$115,278	$22,710
Related Party Revenues	11,700	21,850
TOTAL REVENUES	126,978	44,560

COST of SALES (inclusive of depreciation of $19,237 and $24,232)	28,473	43,254
Gross Profit	98,505	1,306

Operating Expenses:
Depreciation and Amortization	487	487
Other General and Administrative	99,524	153,110
Total Operating Expenses	100,011	153,597

Operating Loss	(1,506)	(152,291)

Other Income (Expense)
Interest Income	3	0
Loss on Sale of Assets	0	(17,929)
Interest Expense	(1,934)	(946)
Total Other Income (Expense)	(1,931)	(18,875)

Net Loss	$(3,437)	$(171,166)

Basic and Diluted Loss per share	$(0.00)	$(0.02)

Weighted Average Shares Outstanding:
Basic and Diluted	7,092,229	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and The Three Months Ended March 31, 2011

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2010	7,000,000	$7,000	$18,456	$40,938	$66,394

Net Loss	0	0	0	(215,714)	(215,714)

Balance at December 31, 2010	7,000,000	7,000	18,456	(174,776)	(149,320)

Sale of Stock for cash (unaudited)	249,434	249	186,827	0	187,076

Net Loss (unaudited)	0	0	0	(3,437)	(3,437)

Balance at March 31, 2011 (unaudited)	7,249,434	$7,249	$205,283	$(178,213)	$34,319

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 and 2010 (Unaudited)

	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,437)	$(171,166)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	19,724	24,719
Bad Debt Expense	5,582	0
Loss on Sale of Assets	0	17,929
Changes in assets and liabilities:
Accounts Receivable	(58,394)	(10)
Other Current Assets	(2,000)	(15,632)
Accounts Payable	(13,243)	5,104
Accrued Expenses	439	108,560
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(51,329)	(30,496)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	0	73,000
Purchase of Fixed Assets	(17,285)	(47,648)
NET CASH (USED IN) INVESTING ACTIVITIES	(17,285)	25,352

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	187,076	0
Advances on Shareholder Loan	0	10,654
Payments on Note Payable	(2,834)	(41,223)
Proceeds from Note Payable	17,286	47,648
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	201,528	17,079

NET CHANGE IN CASH AND CASH EQUIVALENTS	132,914	11,935
CASH AND CASH EQUIALENTS AT BEGINNING OF PERIOD	0	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,914	$11,935

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$1,934	$946
Loss on Sale of Assets	$0	$17,929

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(Unaudited)

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $5,582 and $0 at March 31, 2011 and December 31, 2010, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

All services are billed when rendered and payment is due upon receipt of invoice.   Revenue is recorded net of any sales taxes charged.

Advertising:

The Company did not incur any advertising expenses in the three months ended March 31, 2011 and 2010.

Cost of Sales:

Cost of sales consists primarily of shop supplies, field related expenses, and deprecation on equipment used in providing services.

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

Recently Issued Accounting Pronouncements:

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Office Equipment	$9,748	$9,748
Trucks & Trailers	75,529	58,243
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(198,069)	(178,344)
Total Fixed Assets	$206,431	$208,870

Depreciation expense for the three months ended March 31, 2011 and 2010 was $19,724 and $24,719, respectively.

During the three months ended March 31, 2011, the Company acquired a vehicle at a cost of $17,285.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2011 and December 31, 2010, there were 7,249,434 and 7,000,000 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as we had raised $61,750.  As of May 5, 2011 we have sold a total of 336,201 shares for $252,151.

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

At March 31, 2011, the Company had the following outstanding notes payable:

•
Vehicle loan from Ford Motor Credit, dated December 8, 2010, originally for $60,413, at an annual interest rate of 6.75% due November 8, 2016.  Amount due at March 31, 2011 was $57,988.  The current principal amount due by December 31, 2011 is $5,788, and interest payable due by December 31, 2011 is $4,533.

•
Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.334% due December 27, 2016.  Amount due at March 31, 2011 was $16,279.  The current principal amount due by December 31, 2011 is $4,773, and interest payable due by December 31, 2011 is $1,206.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2011	2010
Prior Year	$53,930	$0
Tax Benefit for Current Period	860	53,930
Net Operating Loss Carryforward	$54,790	$53,930
Less: Valuation Allowance	(54,790)	(53,930)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $178,213 at March 31, 2011 and $174,776 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 6 – LEGAL PROCEEDINGS

We are involved in one legal proceeding at this time.  On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.  The suit was filed in the 125th Judicial District Court of Harris County, Texas.  On May 15, 2011, the Company and VARCO settled the lawsuit whereby the Company agreed to pay the $114,065 at 6% interest over 24 months in equal monthly installments.  Monthly payments including principal and interest are $5,096 and the final payment is to be made on May 15, 2013.  The accrual of $148,492 has not been adjusted as we do not yet have all legal fees invoiced associated with the lawsuit.  This will be addressed in the fiscal second quarter.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through March 31, 2011 totaling $178,213 and had negative working capital of approximately $90,200.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2010.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

The Company intends to raise additional working capital either through private placements, and/or bank financing, or additional loans from Management if there is need for liquidity. Management may also consider reducing administrative costs. There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, and/or bank financing necessary to support the Company’s working capital requirements.  To the extent that funds generated from private placements, and/or bank financing are insufficient, the Company will have to raise additional working capital.   No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not generated from operations, financing is not available, or the Management cannot loan sufficient funds, the Company may not be able to continue its operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 80.7% of revenues were derived during the three months ended March 31, 2011.

Customers	2011 Revenue	%	2010 Revenue	%
A – Related Party	$11,700	9.2%	$21,850	49.0%
B	60,292	47.5	15,000	33.7
C	30,500	24.0	0	0.0
Others	24,486	19.3	7,710	17.3
TOTAL	$126,978	100.0%	$44,560	100.0%

Approximately 9.2% of the Company’s revenue for the three months ended March 31, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 49.0% of the Company’s revenue for the three months ended March 31, 2010 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as $61,750 had been raised.  As of May 6, 2011 a total of 336,201 shares have been sold for $252,151.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

Year-over-year costs have increased as we have set-up the administrative function and incurred audit and filing fees that were not incurred prior to 2009.  In 2011,  we are now implementing our growth plan that we initially laid out in our S-1 filings and therefore will see increased advertising and marketing costs.

Employees

We currently employ two employees, the President, and a field operator.

RESULTS FOR THE THREE ENDED March 31, 2011 and 2010

Our quarter ended on March 31, 2011.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas in the first fiscal quarter of 2011 we saw increased sales activity which translated into increased revenues.  Revenues are up 185% to $126,978 for the quarter and third party revenues were up 408% to $115,278.  With the demand and the price of crude oil and natural gas remaining high we anticipate continued growth during the second fiscal quarter of 2011.

REVENUE.  Revenue for the three months ended March 31, 2011 was $126,978 compared to $44,560 for the three month period ended March 31, 2010.  Third party revenues, as mentioned above, were up $92,568 or 408%.  This is due to bringing on a new customer ($30,500) and increased volume ($62,500) at existing customers.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2011 was $98,505 or 77.6%, compared to $1,306, or 2.9%, for the three months ended March 31, 2010.   Backing out depreciation expense of $19,237 and $24,232 for 2011 and 2010, respectively, gross profit would be $118,229 (93.1%) compared to $26,025 (58.4%), respectively.  The change of $92,204 or 34.7 percentage points is due to volume of about $70,000 (standard margin of 85%) and improved efficiencies of $22,000.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2011 were $100,011 compared to $153,597 for the three months ended March 31, 2010. Depreciation expense included in the operating expense was $487 for the three months ended March 31, 2011 and 2010.  The 2010 expense includes $108,560 of expense provision for the lawsuit discussed in Note 6.  This reduction was off-set by an increase in contract services of $33,000 (due to the increased volume) and increased professional services of $11,000.

NET LOSS. Net loss for the three months March 31, 2011 was $3,437 compared to a loss of $171,166 for the three months ended March 31, 2010.   The increased sales volume and improved efficiencies and expense variations, as discussed above, were the cause for the reduced loss.

LIQUIDITY AND CAPITAL RESOURCES.  On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011.  On February 11, 2011 the Company broke escrow as we had raised $61,750.  As of May 5, 2011 we have sold a total of 336,201 shares for $252,151.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil market and the previously disclosed lawsuit from National Oilwell Varco, LP.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:
The Company has an accumulated deficit of $178,213 as of March 31, 2011.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies being raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next twelve months.  Of the short-term liabilities (approximately $291,000), $148,000 relates to the VARCO lawsuit, leaving approximately $143,000 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we plan to invest at least $36,000 of the offering in revenue generation activities, and when needed, from shareholder advances.

Long Term Liquidity:
The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as revenue increases in 2011.

Capital Resources

As of March 31, 2011, the Company had capital commitments of $74,267 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall,  revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the three months ended March 31, 2011 increased by about $179,000 to negative $90,247, versus the year ended December 31, 2010.  This increase is primarily due the sale of stock as mentioned above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the three months ended March 31, 2011 increased by about $183,600 to $34,319 due to the monies raised as mentioned above.  Please see LIQUIDITY AND CAPITAL RESOURCES above for further detail.

GOING CONCERN: The Company has negative working capital of $90,247 and an accumulated deficit of $178,213 as of  March 31, 2011.  Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2011, our Chief Executive and Chief Financial Officer as of March 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

-	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

-	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

In order to remedy our existing internal control deficiencies, as our finances allow, we will hire additional accounting staff.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PREMIER OIL FIELD SERVICES, Inc.

By /s/ Lewis Andrews
Lewis Andrews, Chief Executive Officer
and Chief Financial Officer

Date: May 19, 2011