Form 10-Q
period 2011-06-30
PREMIER OIL FIELD SERVICES, INC.
filed 2011-08-19
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 12, 2011, there were 7,343,736 shares of Common Stock of the issuer outstanding.

1

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010

ASSETS	June 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current Assets
Cash and Cash Equivalents	$199,569	$0
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	0	12,815
Subscription Receivable	1,950	0
Employee Receivables	2,000	0
Total Current Assets	203,519	12,815

Fixed Assets (net of accumulated depreciation of $210,997 and $178,344)	188,872	208,870
Other Assets	5,188	4,041

TOTAL ASSETS	$397,579	$225,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$66,953	$77,373
Accrued Expenses	21,068	47,922
Bank Overdraft	0	750
Loss Contingency (Note 6)	138,300	148,492
Current Portion of Notes Payable	15,425	7,615
Total Current Liabilities	241,746	282,152

Long Term Liabilities:
Shareholder Adavance	35,557	0
Long Term Accounts Payable	26,145	40,694
Notes Payable	81,435	59,815
Less: Current Portion of Notes Payable	(15,425)	(7,615)
Total Long Term Liabilities	127,712	92,894

TOTAL LIABILITIES	369,458	375,046

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,343,736 and 7,000,000 issued and outstanding at June 30, 2011 and December 31, 2010	7,344	7,000
Additional paid-in-capital	277,864	18,456
Accumulated Deficit	(257,087)	(174,776)
Total Stockholders’ Equity (Deficit)	28,121	(149,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$397,579	$225,726

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

REVENUES
Third Party Revenues	$57,835	$26,044	$173,113	$48,754
Related Party Revenues	0	18,725	11,700	40,575
TOTAL REVENUES	57,835	44,769	184,813	89,329

COST of SALES (inclusive of depreciation of $19,237 and $9,751 for 3 months and $39,448 and $33,983 for 6 months)	25,232	45,466	53,705	88,720
Gross Profit	32,603	(697)	131,108	609

Operating Expenses:
Depreciation and Amortization	487	488	974	975
Other General and Administrative	97,961	78,635	197,485	231,745
Total Operating Expenses	98,448	79,123	198,459	232,720

Operating Loss	(65,845)	(79,820)	(67,351)	(232,111)

Other Income (Expense)
Interest Income	7	0	10	0
Loss on Sale of Assets	(9,448)	300	(9,448)	(17,629)
Interest Expense	(3,588)	(811)	(5,522)	(1,757)
Total Other Income (Expense)	(13,029)	(511)	(14,960)	(19,386)

Net Loss	$(78,874)	$(80,331)	$(82,311)	$(251,497)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding:
Basic and Diluted	7,335,348	7,000,000	7,214,460	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and the Six Months Ended June 30, 2011

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2010	7,000,000	$7,000	$18,456	$40,938	$66,394

Net Loss	0	0	0	(215,714)	(215,714)

Balance at December 31, 2010	7,000,000	7,000	18,456	(174,776)	(149,320)

Sale of Stock for cash (unaudited)	343,736	344	259,408	0	259,752

Net Loss (unaudited)	0	0	0	(82,311)	(82,311)

Balance at June 30, 2011 (unaudited)	7,343,736	$7,344	$277,864	$(257,087)	$28,121

 See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 and 2010
(Unaudited)

	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(82,311)	$(251,497)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	39,488	33,983
Bad Debt Expense	0	0
Loss on Sale of Assets	9,448	17,629
Changes in assets and liabilities:
Accounts Receivable	12,815	16,700
Other Current Assets	(3,147)	(2,600)
Accounts Payable	(35,162)	148,669
Accrued Expenses	(27,603)	3,599
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(86,472)	(33,517)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	42,000	82,906
Purchase of Fixed Assets	(70,938)	(47,648)
NET CASH (USED IN) INVESTING ACTIVITIES	(28,938)	35,258

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	259,752	0
Advances on Shareholder Loan	35,557	9,849
Subscription Receivable	(1,950)	0
Payments on Note Payable	(62,369)	(58,869)
Proceeds from Note Payable	83,989	47,648
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	314,979	(1,372)

NET CHANGE IN CASH AND CASH EQUIVALENTS	199,569	369
CASH AND CASH EQUIALENTS AT BEGINNING OF PERIOD	0	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$199,569	$369

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$5,522	$810
Loss on Sale of Assets	$9,448	$17,629

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2011

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at June 30, 2011 and December 31, 2010, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three or six months ended June 30, 2011 and 2010.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
Office Equipment	$9,748	$9,748
Trucks Trailers	70,898	58,243
Machinery Equipment	319,223	319,223
Less: Accumulated Depreciation	(210,997)	(178,344)
Total Fixed Assets	$188,872	$208,870

Depreciation expense for the three months ended June 30, 2011 and 2010 was $19,724 and $18,866, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $19,724 and $43,586, respectively.

During the three months ended March 31, 2011, the Company acquired a vehicle at a cost of $17,285. During the three months ended June 30, 2011, the Company acquired a vehicle at a cost of $53,613 and disposed of a vehicle with a cost of $58,243 resulting a loss on sale of asset of $9,448.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2011 and December 31, 2010, there were 7,343,736 and 7,000,000 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering will close by June 15, 2011. On February 11, 2011 the Company broke escrow as we had raised $61,750. As of June 30, 2011 we have sold a total of 343,736 shares for $259,752 and closed the offering.

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

At June 30, 2011, the Company had the following outstanding notes payable:

  Vehicle loan from Ford Motor Credit, dated December 8, 2010, originally for $60,413, at an annual interest rate of 6.75% due November 8, 2016.  In June of 2011 this loan paid off for $56,987 when the vehicle was traded in for new vehicle. Amount due at June 30, 2011 was $57,988.  The current principal amount due by December 31, 2011 is $5,788, and interest payable due by December 31, 2011 is $4,533.
  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.334% due December 27, 2016.  Amount due at June 30, 2011 was $14,733.  The current principal amount due by December 31, 2011 is $3,227, and interest payable due by December 31, 2011 is $760.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 8.90% due June 15, 2017.  Amount due at June 30, 2011 was $66,703. The current principal amount due by December 31, 2011 is $4,294, and interest payable due by December 31, 2011 is $2,918.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2011	2010
Prior Year	$53,930	0
Tax Benefit for Current Period	20,570	53,930
Net Operating Loss Carryforward	$74,500	$53,930
Less: Valuation Allowance	(74,500)	(53,930)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $257,100 at June 30, 2011 and $174,776 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010,  the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.  The Company disputes the amount owed VARCO, and had accrued $48,492 as of December 31, 2010 The disputed amount, $65,573, is based on both services performed by VARCO that were not requested and services requested that were not fully performed.  As of March 31, 2010 the Company accrued an additional $108,560 to cover the related unpaid invoices and legal costs. The suit was filed in the 125th Judicial District Court of Harris County, Texas.  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through June 30, 2011 totaling $157,087 and had negative working capital of approximately $38,200.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2011.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 82.6% of revenues were derived during the six months ended June 30, 2011.

Customers	2011 Revenue	%	2010 Revenue	%
A – Related Party	$11,700	6.3%	$40,575	45.4%
B	110,527	59.8	40,500	45.3
C	30,500	16.5	0	0.0
Others	32,086	17.4	8,254	9.3
TOTAL	$184,813	100.0%	$89,329	100.0%

Approximately 0.0% of the Company’s revenue for the three months ended June 30, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 6.3% of the Company’s revenue for the six months ended June 30, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

As of August 18, 2011, the date of this report, there are no significant subsequent events requiring disclosure.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In 2011, we are now implementing our growth plan that we initially laid out in our S-1 filings and therefore will see increased advertising and marketing costs.

Employees

We currently employ two employees, the President, and a field operator.

RESULTS FOR THE PERIODS ENDED JUNE 30, 2011 and 2010

Our quarter ended on June 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas in the first six months of 2011 we saw increased sales activity which translated into increased revenues. Revenues are up 107% to $184,813 for the six months ended June 30, 200 and third party revenues were up 255% to $173,113. With the demand and the price of crude oil and natural gas remaining high we anticipate continued growth during the rest of 2011.

REVENUE.  Revenue for the three months ended June 30, 2011 was $57,835 compared to $44,769 for the three month period ended June 30, 2010.  Third party revenues, were up $31,791 or 122%. This is due to increased volume ($24,500) at our laragest customer.

Revenue for the six months ended June 30, 2011 was $184,813 compared to $89,329 for the six month period ended June 30, 2010.  Third party revenues, as referenced above, were up $124,359 or 255%. This is due to bringing on a new customer ($30,500) and increased volume ($93,800) at existing customers.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2011 was $32,603 or 56.4%, compared to a loss of $697, or 2.9%, for the three months ended June 30, 2010.   Backing out depreciation expense of $19,237 and $18,866 for 2011 and 2010, respectively, gross profit would be approximately $51,800 (89.6%) compared to $18,200 (40.7%), respectively. The change of $33,600 or 48.9 percentage points is due to volume of about $10,400 (standard margin of 80% on sales increases of approximately $13,000) and improved efficiencies of $23,000.

Gross profit for the six months ended June 30, 2011 was $131,108 or 70.9%, compared to $609, or 0.7%, for the six months ended June 30, 2010.   Backing out depreciation expense of $38,474 and $34,350 for 2011 and 2010, respectively, gross profit would be approximately $169,500 (91.7%) compared to $34,900 (39.1%), respectively. The change of $134,600 or 52.6 percentage points is due to volume of about $125,000 and improved efficiencies of $15,000.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2011 were $98,448 compared to $79,123 for the three months ended June 30, 2010. Depreciation expense included in the operating expense was $487 and $488 for the three months ended June 30, 2011 and 2010, respectively. This increase was a result of an increase in contract services of $20,000 (due to the increased volume).

Total operating expenses for the six months ended June 30, 2011 were $198,459 compared to $232,720 for the six months ended June 30, 2010. Depreciation expense included in the operating expense was $974 and $975 for the six months ended June 30, 2011 and 2010, respectively. The 2010 expense includes $108,560 of expense provision for the lawsuit discussed in Note 6. This reduction was off-set by an increase in contract services of $66,000 (due to the increased volume) and increased auto services of $12,000.

NET LOSS. Net loss for the three months June 30, 2011 was $78,874 compared to a loss of $80,331 for the three months ended June 30, 2010.   Net loss for the six months June 30, 2011 was $82,311 compared to a loss of $251,497 for the six months ended June 30, 2010. The increased sales volume and improved efficiencies and expense variations, as discussed above, were the cause for the reduced loss.

LIQUIDITY AND CAPITAL RESOURCES. On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering closed on June 15, 2011 and has sold a total of of 343,736 shares for $259,752.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil market and the previously disclosed lawsuit from National Oilwell Varco, LP.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company has an accumulated deficit of $257,087 as of June 30, 2011.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies being raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next twelve months.  Of the short-term liabilities (approximately $242,000), $138,000 relates to the VARCO lawsuit, leaving approximately $104,000 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we plan to invest at least $36,000 of the offering in revenue generation activities, and when needed, from shareholder advances.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as revenue increases in 2011.

Capital Resources

As of June 30, 2011, the Company had capital commitments of $81,435 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the six months ended June 30, 2011 increased by about $231,000 to negative $38,227, versus the year ended December 31, 2010.  This increase is primarily due the sale of stock as mentioned above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the six months ended June 30, 2011 increased by about $177,000 to $28,121 due to the monies raised as mentioned above. Please see LIQUIDITY AND CAPITAL RESOURCES above for further detail.

GOING CONCERN: The Company has negative working capital of $38,227 and an accumulated deficit of $257,087 as of  June 30, 2011. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2011, our Chief Executive and Chief Financial Officer as of June 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

·   Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

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

PART II

Items No. 1, 2, 3, 4, 5 - Not Applicable.

Item No. 6 - Exhibits and Reports on Form 8-K

(a)  One 8-K was filed on February 17, 2011, announcing that our registration statement on Form S-1 became effective on January 7, 2011.

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

Date: August 19, 2011

