Form 10-Q
period 2011-09-30
PREMIER OIL FIELD SERVICES, INC.
filed 2011-11-14
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 7,343,736 shares of Common Stock of the issuer outstanding.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

ASSETS	September 30, 2011 (Unaudited)	December 31, 2010 (Audited)
Current Assets
Cash and Cash Equivalents	$136,601	$0
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	0	12,815
Subscription Receivable	1,950	0
Prepaid Expenses	1,200	0
Employee Receivables	2,000	0
Total Current Assets	141,751	12,815

Fixed Assets (net of accumulated depreciation of $228,359 and $178,344)	182,511	208,870
Other Assets	5,188	4,041

TOTAL ASSETS	$329,450	$225,726

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$57,752	$77,373
Accrued Expenses	26,595	47,922
Bank Overdraft	0	750
Other Liabilities – Settlement Payable (Note 6)	123,012	148,492
Current Portion of Notes Payable	19,517	7,615
Total Current Liabilities	226,876	282,152

Long Term Liabilities
Shareholder Advance	23,017	0
Long Term Accounts Payable	200	40,694
Notes Payable	90,222	59,815
Less: Current Portion of Notes Payable	(19,517)	(7,615)
Total Long Term Liabilities	93,922	92,894

TOTAL LIABILITIES	320,798	375,046

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2011 and December 31, 2010	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,343,736 and 7,000,000 issued and outstanding at September 30, 2011 and December 31, 2010	7,344	7,000
Additional Paid In Capital	277,864	18,456
Accumulated Deficit	(276,556)	(174,776)
Total Stockholders’ Equity (Deficit)	8,652	(149,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$329,450	$225,726

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

REVENUES
Third Party Revenues	$42,743	$0	$215,856	$48,210
Related Party Revenues	73,301	30,412	85,001	70,443
TOTAL REVENUES	116,044	30,412	300,857	118,653

COST of SALES (inclusive of depreciation of $19,555 and $17,843 for 3 months and $55,348 and $50,851 for 9 months)	25,160	14,280	78,865	103,000
Gross Profit	90,884	16,132	221,992	15,653

Operating Expenses:
Depreciation and Amortization	488	487	1,462	1,462
Other General and Administrative	107,985	30,066	305,470	261,811
Total Operating Expenses	108,476	30,553	306,932	263,273

Operating Loss	(17,589)	(14,421)	(84,940)	(247,620)

Other Income (Expense)
Interest Income	6	0	16	0
Loss on Sale of Assets	0	(5,973)	(9,448)	(23,602)
Interest Expense	(1,886)	(774)	(7,408)	(2,531)
Total Other Income (Expense)	(1,880)	(6,747)	(16,840)	(26,133)

Net Loss	$(19,469)	$(21,168)	$(101,780)	$(273,753)

Basic and Diluted Loss per Share	$(0.00)	$(0.00)	$(0.01)	$(0.04)

Weighted Average Shares Outstanding:
Basic and Diluted	7,343,736	7,000,000	7,258,025	7,000,000

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2010 and the Nine Months Ended September 30, 2011

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2010	7,000,000	$7,000	$18,456	$40,938	$66,394

Net Loss	0	0	0	(215,714)	(215,714)

Balance at December 31, 2010	7,000,000	7,000	18,456	(174,776)	(149,320)

Sale of Stock for Cash (unaudited)	343,736	344	259,408	0	259,752

Net Loss (unaudited)	0	0	0	(101,780)	(101,780)

Balance at September 30, 2011 (unaudited)	7,343,736	$7,344	$277,864	$(276,556)	$8,652

 See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 and 2010
(Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(101,780)	$(273,753)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	56,810	52,313
Bad Debt Expense	0	0
Loss on Sale of Assets	9,448	23,602
Changes in assets and liabilities:
Accounts Receivable	10,815	16,700
Other Current Assets	(2,347)	(2,600)
Accounts Payable	(85,596)	162,223
Accrued Expenses	(22,076)	5,097
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(134,726)	(16,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	42,000	84,905
Purchase of Fixed Assets	(81,899)	(47,648)
NET CASH (USED IN) INVESTING ACTIVITIES	(39,899)	37,257

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	259,752	0
Advances on Shareholder Loan	35,557	9,849
Payments on Shareholder Loan	(12,540)	(17,419)
Subscription Receivable	(1,950)	0
Payments on Note Payable	(66,082)	(60,917)
Proceeds from Note Payable	96,489	47,648
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	311,226	(20,839)

NET CHANGE IN CASH AND CASH EQUIVALENTS	136,601	0
CASH AND CASH EQUIALENTS AT BEGINNING OF PERIOD	0	0
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,601	$0

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$7,408	$2,351
Loss on Sale of Assets	$9,448	$23,602

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2011

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at September 30, 2011 and December 31, 2010, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three or nine months ended September 30, 2011 and 2010.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010
Office Equipment	$9,748	$9,748
Trucks and Trailers	81,899	58,243
Machinery and Equipment	319,223	319,223
Less: Accumulated Depreciation	(228,359)	(178,344)
Total Fixed Assets	$182,511	$208,870

Depreciation expense for the three months ended September 30, 2011 and 2010 was $20,043 and $18,330, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $58,610 and $52,313, respectively.

During the three months ended March 31, 2011, the Company acquired a vehicle at a cost of $17,285. During the three months ended June 30, 2011, the Company acquired a vehicle at a cost of $53,613 and disposed of a vehicle with a cost of $58,243 resulting a loss on sale of asset of $9,448. During the three months ended September 30, 2011, the Company acquired a vehicle at a cost of $11,000.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2011 and December 31, 2010, there were 7,343,736 and 7,000,000 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering closed on June 15, 2011. On February 11, 2011 the Company broke escrow as we had raised $61,750. As of June 30, 2011 we sold a total of 343,736 shares for $259,752 and closed the offering.

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

At September 30, 2011, the Company had the following outstanding notes payable:

  Vehicle loan from Ford Motor Credit, dated December 8, 2010, originally for $60,413, at an annual interest rate of 6.75% due November 8, 2016.  In June of 2011 this loan was paid off for $56,987 when the vehicle was traded in for new vehicle.
  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.334% due December 27, 2016.  Amount due at September 30, 2011 was $13,142.  The current principal amount due by December 31, 2011 is $1,636, and interest payable due by December 31, 2011 is $357. The current principal due in one year is $6,831.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 8.90% due June 15, 2017.  Amount due at September 30, 2011 was $64,580. The current principal amount due by December 31, 2011 is $2,171, and interest payable due by December 31, 2011 is $1,435. The current principal due in one year is $8,983.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 11.25% due September 8, 2046.  Amount due at September 30, 2011 was $12,500.  The current principal amount due by December 31, 2011 is $887, and interest payable due by December 31, 2011 is $348. The current principal due in one year is $3,703.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2011 and December 31, 2010 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2011	2010
Prior Year	$53,930	0
Tax Benefit for Current Period	25,470	53,930
Net Operating Loss Carryforward	$79,400	$53,930
Less: Valuation Allowance	(79,400)	(53,930)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $276,550 at September 30, 2011 and $174,776 at December 31, 2010, and will expire in the years 2025 through 2030.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

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

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through September 30, 2011 totaling $276,556 and had negative working capital of approximately $85,100.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has five significant customers from which 96.3% of revenues were derived during the nine months ended September 30, 2011.

Customers	2011 Revenue	%	2010 Revenue	%
A – Related Party	$85,001	28.3%	$70,443	59.4%
B	130,170	43.3	40,500	34.1
C	30,500	10.1	0	0.0
D	24,486	8.1	6,000	5.1
E	19,500	6.5	0	0.0
Others	11,200	3.7	1,710	1.4
TOTAL	$300,857	100.0%	$118,653	100.0%

Approximately 63% of the Company’s revenue for the three months ended September 30, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 28% of the Company’s revenue for the nine months ended September 30, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

As of November 14, 2011, the date of this report, there are no significant subsequent events requiring disclosure.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

In 2011, we are now implementing our growth plan that we initially laid out in our S-1 filings and therefore will see increased asset purchases and marketing costs.

Employees

We currently employ two employees, the President, and a field operator.

RESULTS FOR THE PERIODS ENDED SEPTEMBER 30, 2011 and 2010

Our quarter ended on September 30, 2011.  Any reference to the end of the fiscal quarter refers to the end of the third quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas in the first nine months of 2011 we saw increased sales activity which translated into increased revenues. Revenues are up 154% to $300,857 for the nine months ended September 30, 2011 and third party revenues were up 347% to $215,856. With the demand and the price of crude oil and natural gas remaining high we anticipate continued growth during the rest of 2011.

REVENUE.  Revenue for the three months ended September 30, 2011 was $116,044 compared to $30,412 for the three month period ended September 30, 2010.  Third party revenues, were up $42,743 (from $0) or 100%. This is due to increased volume ($19,600) at our largest customer and the addition of a new customer ($19,500).

Revenue for the nine months ended September 30, 2011 was $300,857 compared to $118,653 for the nine month period ended September 30, 2010.  Third party revenues, as referenced above, were up $167,646 or 347%. This is due to bringing on two new customers ($50,000) and increased volume ($117,000) at existing customers.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2011 was $90,884 or 78.3%, compared to a $16,132, or 53.0%, for the three months ended September 30, 2010.   Backing out depreciation expense of $19,555 and $17,843 for 2011 and 2010, respectively, gross profit would be approximately $110,400 (95%) compared to $30,000 (100%), respectively. The change of $70,400 is due to increased volume.

Gross profit for the nine months ended September 30, 2011 was $221,992 or 73.8%, compared to $15,653, or 13.2%, for the nine months ended September 30, 2010.   Backing out depreciation expense of $55,348 and $50,851 for 2011 and 2010, respectively, gross profit would be approximately $281,000 (93%) compared to $66,500 (56%), respectively. The change of $214,500 or 37 percentage points is due to volume/mix of about $185,000 and improved efficiencies of $29,500.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2011 were $108,476 compared to $30,553 for the three months ended September 30, 2010. Depreciation expense included in the operating expense was $488 and $487 for the three months ended September 30, 2011 and 2010, respectively. This increase was a result of an increase in contract services of $23,000 (due to the increased volume), increased payroll of $17,000, dues of $10,000, increased travel of $8,000 and increased general expenses of $20,000.

Total operating expenses for the nine months ended September 30, 2011 were $306,932 compared to $263,273 for the nine months ended September 30, 2010. Depreciation expense included in the operating expense was $1,462 and $1,462 for the nine months ended September 30, 2011 and 2010, respectively. The 2010 expense includes $108,560 of expense provision for the lawsuit discussed in Note 6. This reduction was off-set by an increase in contract services of $88,000 (due to the increased volume), increased auto services of $19,000, increased travel of $18,000, dues of $10,000 and general expenses of $17,000.

NET LOSS. Net loss for the three months September 30, 2011 was $19,469 compared to a loss of $21,168 for the three months ended September 30, 2010.   Net loss for the nine months September 30, 2011 was $101,780 compared to a loss of $273,753 for the nine months ended September 30, 2010. The increased sales volume and improved efficiencies and expense variations, as discussed above, were the cause for the reduced loss as well as the lawsuit accrual taken in 2010.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company has an accumulated deficit of $276,556 as of September 30, 2011.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies being raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next twelve months.  Of the short-term liabilities (approximately $227,000), $123,000 relates to the VARCO lawsuit, leaving approximately $104,000 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we plan to invest at least $36,000 of the offering in revenue generation activities, and when needed, from shareholder advances.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to improve as revenue increases in 2011.

Capital Resources

As of September 30, 2011, the Company had capital commitments of $90,222 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital for the nine months ended September 30, 2011 increased by about $184,000 to negative $85,125, versus the year ended December 31, 2010.  This increase is primarily due the sale of stock as mentioned above.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the nine months ended September 30, 2011 increased by about $158,000 to $8,652 due to the monies raised as mentioned above. Please see LIQUIDITY AND CAPITAL RESOURCES above for further detail.

GOING CONCERN: The Company has negative working capital of $85,125 and an accumulated deficit of $276,556 as of  September 30, 2011. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2011, our Chief Executive and Chief Financial Officer as of September 30, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 14, 2011

