Form 10-K
period 2011-12-31
PREMIER OIL FIELD SERVICES, INC.
filed 2012-04-13
CIK 1488638

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2011

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2011: $473,168.

Shares of common stock outstanding at March 31, 2012:    7,346,336

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

The Company has one legal settlement that stems from a legal proceeding in fiscal year 2010. The Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.   The suit was filed in the 125th Judicial District Court of Harris County, Texas.  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of December 31, 2011 the Company owes $81,536.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2011 the Common Stock is not trading..

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

EXECUTIVE OVERVIEW: After double digit growth from 2007 to 2008 (15.9%) and a reduction in sales in 2009 (of 6.9%) and 2010 (of 13.4%) due to the national recession we experienced triple digit growth in 2011 of 149% as the small to intermediate oil and gas fields saw a rebound in activity due to the increase in price. With the volume increase we were able to add a field technician and saw much of the margin increase flow through as we reduced the net loss by over $190,000.

Material Changes in Results of Operations

Results for the Year Ended December31, 2011

REVENUE:

Our revenue for the year ended December 31, 2011 was $478,905 versus $192,170 for the year ended December 31, 2010.  The year-over-year increase in revenue of $286,735 is due to the resurgence in the small to medium size oil 7 gas fields production volume due to the increase market price. As long as gas fields are economically viable, the owners will keep them open which occurred in 2011. Revenue from a related party in 2011 was $85,001 or 18% of total revenue, compared to 2010 of $72,435 or 38%.

COST OF SALES:

Cost of Sales were $108,925 for the year ended December 31, 2011 versus $90,668 for the same period in 2010.  Depreciation expense was $77,584 and $79,718 for the year ended December 31, 2011 and 2010, respectively.  Backing out depreciation, net cost of sales were $31,341 and $10,950 for the year ended December 31, 2011 and 2010, respectively.  The increase in net cost of sales as a percentage of revenue (6.5% in 2011 and 5.7% in 2010) is impacted by an increase in equipment rental of about $4,000 due to the significant volume growth year-over-year.

GROSS PROFIT

Gross profit for the year ended 2011 was $369,952 or 77.2% versus $101,502 or 52.8% for the year ended December 31, 2010. Backing out depreciation of $77,584 and $79,718 for 2011 and 2010, respectively, gross profit would be $447,536 (93.4%) compared to $181,220 (94.3%), respectively. The change year-over-year of $266,316 and 0.9 percentage points is due to an increase in volume of over $270,000 (revenue change of $286,735 at 94.3%) and increased costs (equipment) of $4,000.

OPERATING EXPENSES:

Operating expenses were $373,334 for the year ended December 31, 2011 versus $286,686 for the year ended December 31, 2010.  Of the $286,686 in 2010, $100,000 was related to the VARCO lawsuit provision, otherwise expenses would have been $186,686 for the year ended December 31, 2011.  The increase in net expenses of $186,648 ($373,334 vs. $186,686) is due to the variable expenses related to the increased volume: salaries and contract services of $132,000, fees and insurance of $29,000, travel of $13,000 and other admin of $10,000.  The above costs include depreciation expense of $1,732 and $ 1,949 for the year ended December 31, 2011 and 2010, respectively.

NET INCOME (LOSS):

Net loss for the year ended December 31, 2011 was $21,473 versus $215,714 for the year ended December 31, 2010.   The reduced loss is related to the VARCO provision from 2010 and the increased revenue volume in 2010 as discussed above.

LIQUIDITY AND CAPITAL RESOURCES:    On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering closed on June 15, 2011. On February 11, 2011 the Company broke escrow as we had raised $61,750. As of June 30, 2011 we sold a total of 343,736 shares for $259,752 and closed the offering.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil market and the previously disclosed lawsuit from National Oilwell Varco, LP.

Short Term Liquidity:

The Company has an accumulated deficit of $196,249 as of December 31, 2011.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next year.  Of the short-term liabilities (approximately $184,000), $81,500 relates to the VARCO lawsuit, leaving approximately $102,500 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we anticipate continued growth.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to become positive in 2012 due to revenue increases and efficiency improvements over the past two years.  Long-term liabilities (excluding the VARCO settlememnt) total approximately $69,000 at December 31, 2011 and we plan to fund these liabilities through cash flows from operations.

Capital Resources

As of December 31, 2011, the Company had notes payable of $85,529 for a vehicles purchased in 2011.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.  If this filing is approved we plan to significantly invest in capital and plan to build inventory (please see ‘Use of Proceeds’).

Trends, Events or Uncertainties

The Company, since its inception in 2006, has not experienced noticeable sales trends.  Sales revenue follows the oil and gas market and when prices increase business usually remains strong.  Historically, when oil and gas prices fall, sales revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of December 31, 2011 was $13,190.  This is an increase of about $282,000 versus December 31, 2010 of ($269,337).  The increase is mainly due to increased cash of $113,000, increased accounts receivable of $60,000 and the lower VARCO liability of $67,000.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense and interest expense on loans.  Please reference footnotes two and four.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity increased by $238,279 due to the monies raised with the S-1 of $259,752 and the net loss of $21,473 in the year ended December 31, 2011.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Although 2010 started slowly due to the cold inclement weather in North Texas we are planning low double-digit revenue growth in 2010 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2011.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2011, our Chief Executive and Chief Financial Officer as of December 31, 2011 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2011.   Based on its evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Lewis Andrews	60	Director, President; Secretary and Treasurer

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

In 1996 Mr. Andrews was recruited by Baker Oil Tools in Tyler, Texas as a troubleshooter due to his experience gained in the field.  After six years, in 2002, Baker Oil Tools promoted Mr. Andrews to Fishing Manager, Australia, New Zealand and Papua, New Guinea, based in Perth, Australia.  After spending four years growing the business in the Pan-Pacific region, Mr. Andrews returned to the USA and in 2006 founded Coil Tubing Motors Corporation.  In 2009, Mr. Andrews formed Premier Oil Field Services, Inc., and is the President.

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2011 and 2010 as compensation.

Name	Capacity Served	Aggregate Remuneration
Lewis Andrews	Director, President; Secretary and Treasurer	2011: $120,400 2010: $100,000

As of the date of this filing, our sole officer is is one of three employees.

ITEM 12.               SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2011 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President; Secretary and Treasurer	Lewis Andrews	6,400,000	87.15%

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2011, the Company had an account payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14.             PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $15,000 and $13,350 for the years ended December 31, 2011 and 2010, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $13,250 and $0 for the years ended December 31, 2011 and 2010, respectively. Fees related to S-1 filings and initial audit expenses in 2010 were $37,300.

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

Not applicable.

ITEM 15.             EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K in 2011. On February 11, 2011 the Company filed Form 8-K announcing that its Registration Form S-1 filed with the U.S. Securities and Exchange Commission became effective on January 7, 2011.

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

PREMIER OIL FIELD SERVICES, INC.

By:           /s/  Lewis Andrews

Lewis Andrews

Director, President; Secretary and Treasurer

Dated: April 13, 2012

PREMIER OIL FIELD SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Premier Oil Field Services, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Premier Oil Field Services, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Premier Oil Field Services, Inc.’s internal control over financial reporting as of December 31, 2011 and 2010 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Oil Field Services, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

April 11, 2012

PREMIER OIL FIELD SERVICES, INC. Consolidated Balance Sheets December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash and Cash Equivalents	$112,895	$—
Accounts Receivable (net of allowance of $0 and $0)	63,972	12,815
Total Current Assets	176,867	12,815

Fixed Assets (net of accumulated deprivation of $250,864 and $178,344)	160,006	208,870

Other Assets	5,188	4,041

TOTAL ASSETS	$342,061	$225,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$59,219	$77,374
Accrued Expenses	23,284	47,921
Bank Overdraft	—	750
Current Portion of Settlement Payable (Note 7)	61,152	148,492
Current Portion of Notes Payable	20,022	7,615
Total Current Liabilities	163,677	282,152

Long Term Liabilities
Loan From Shareholder	3,334	—
Long Term Accounts Payable	200	40,694
Long Term Portion of Settlement Payable	20,384	—
Notes Payable, Less Current Portion	65,507	52,200
Total Long Term Liabilities	89,425	92,894

Total Liabilities	253,102	375,046

Stockholders' Equity
Common Shares, $.001 par value, 50,000,000 shares authorized 7,346,336 and
7,000,000 issued and outstanding, respectively	7,346	7,000
Additional Paid-In Capital	277,862	18,456
Retained Earnings (Deficit)	(196,249)	(174,776)
Total Stockholders' Equity	88,959	(149,320)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$342,061	$225,726

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2011 and 2010

	2011	2010

REVENUES
Third Party Revenues	$393,904	$119,735
Related Party Revenues	85,001	72,435
TOTAL REVENUE	478,905	192,170

COST OF SALES (inclusive of depreciation of $77,584 and $78,718)	108,953	90,668
GROSS PROFIT	369,952	101,502

OPERATING EXPENSES
General and Administrative	373,334	286,686
TOTAL OPERATING EXPENSES	373,334	286,686

NET OPERATING (LOSS)	(3,382)	(185,184)

OTHER INCOME (EXPENSE)
Loss on Sale of Assets	(9,448)	(27,260)
Interest Expense (net)	(8,643)	(3,270)
TOTAL OTHER INCOME (EXPENSE)	(18,091)	(30,530)

NET (LOSS) BEFORE INCOME TAXES	(21,473)	(215,714)

Provision for Income Taxes (Expense) Benefit	0	0

NET (LOSS)	$(21,473)	$(215,714)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,279,629	7,000,000
Income (Loss) per Share	$(0.00)	$(0.03)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2011 and 2010

				Retained
	Common Stock		Paid-In	Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2010	7,000,000	$7,000	$18,456	$40,938	$66,394

Net (Loss)				(215,714)	(215,714)

Stockholders' Equity (Deficit) at December 31, 2010	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

Stock issued for Cash	346,336	346	259,406		259,752

Net (Loss)				(21,473)	(21,473)

Stockholders' Equity (Deficit) at December 31, 2011	7,346,336	$7,346	$277,862	$(196,249)	$89,959

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011 and 2010

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(21,473)	$(215,714)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	79,316	81,667
Loss on Sale of Fixed Assets	9,448	27,260
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(51,157)	3,885
(Increase) in Other Assets	(1,147)	(2,600)
Increase (Decrease) in Accounts Payable	(125605)	125,738
Increase (Decrease) in Accrued Expenses	(25,388)	4,296
Net Cash Provided by/(Used in) Operating Activities	(136,006)	24,532

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	42,000	70,774
Purchase of Fixed Assets	(81,899)	(66,315)
Net Cash Provided by/(Used in) Investing Activities	(39,899)	4,459

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	96,489	67,592
Payments on Notes	(70,775)	(64,632)
Proceeds from Sale of Stock for Cash	259,752	—
Proceeds from Advances – Related Party	44,890	13,991
Proceeds from Advances from Shareholder	(41,556)	(45,942)
Net Cash (Used) by/(Used in) Financing Activities	288,800	(28,991)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	112,895	—

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	—	—

CASH AND CASH EQUIVALENTS AT END OF YEAR	$112,895	$—

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$8,673	$3,270
Loss on Sale of Assets	$9,448	$27,260

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at December 31, 2011 and 2010, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in 2011 or 2010.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2011 and 2010 are as follows:

	2011	2010
Office Equipment	$9,748	$9,748
Trucks & Trailers	81,899	58,243
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(250,864)	(178,344)
Total Fixed Assets	$160,006	$208,870

Depreciation expense for the years ended December 31, 2011 and 2010 was $79,316 and $81,667, respectively.

During 2011, the Company acquired $81,899 and disposed of $58,243 of fixed assets. A net loss of $9,448 was recognized on the transactions.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and December 31, 2010, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2011 and December 31, 2010, there were 7,346,336 and 7,000,000 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering closed on June 15, 2011. On February 11, 2011 the Company broke escrow as we had raised $61,750. As of June 30, 2011 we sold a total of 346,336 shares for $259,752 and closed the offering.

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

At December 31, 2011, the Company had the following outstanding notes payable:

  Vehicle loan from Ford Motor Credit, dated December 8, 2010, originally for $60,413, at an annual interest rate of 11.5% due November 8, 2016.  In June of 2011 this loan was paid off for $56,987 when the vehicle was traded in for new vehicle.
  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.9% due December 27, 2016.  Amount due at December 31, 2011 was $11,508.   The current principal due in one year is $7,026.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at December 31, 2011 was $62,409. The current principal due in one year is $9,186.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at December 31, 2011 was $11,613.  The current principal due in one year is $3,810.

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

The Company had a net loss for the year ended December 31, 2011 of approximately $21,500 and a net loss of approximately $215,700 for the year ended December 31, 2010.

Deferred tax assets at December 31, 2011 and 2010 consisted of the following:

	2011	2010
Prior year deferred tax asset	$53,930	$—
Tax benefit for the year	5,370	53,930
Total deferred tax asset	59,300	53,930
Less: Valuation Allowance	(59,300)	(53,930)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward was approximately $196,249 at December 31, 2011, and will expire in 2030. The deferred tax asset was approximately $59,300 as of December 31, 2011.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2011 and 2010 is attributable to the valuation allowance.

The realization of deferred tax benefit is contingent upon future earnings and, therefore, is fully reserved at December 31, 2011 and 2010.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through December 31, 2011 totaling $196,249 and had working capital of approximately $13,000.   Because of these negligible retained earnings, the Company will require additional working capital to develop its business operations.

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

NOTE 7 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010,  the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.   As of March 31, 2010 the Company accrued an additional $108,560 to cover the related unpaid invoices and legal costs. The suit was filed in the 125th Judicial District Court of Harris County, Texas.  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. The balance owed at December 31, 2011 was $81,536.

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 84.5% of revenues are derived during the year ended December 31, 2011.

Customers	2011 Revenue	%	2010 Revenue	%
A – Related Party	$85,001	17.7%	$72,435	37.7%
B	295,491	61.7	84,117	43.8
Others	93,413	20.6	35,618	18.5
TOTAL	$478,905	100.0%	$192,170	100.0%

Approximately 17.7% of the Company’s revenue for the year ended December 31, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 37.7% of the Company’s revenue for the year ended December 31, 2010 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2011, the FASB issued the following guidance:

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income – Presentation of Comprehensive Income.” ASU No. 2011-05 eliminated the option to present the components of other comprehensive income as part of the statement of stockholders’ equity. It requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December, 2011, the FASB issued ASU 2011-12, “Comprehensive Income – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05” to defer the effective date of the specific requirement to present items that are reclassified out of accumulated other comprehensive income to net income alongside their respective components of net income and other comprehensive income. All other provisions of this update, which are to be applied retrospectively, are effective for fiscal years, and interim periods within those years, beginning December 15, 2011, The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet – Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 requires entities to disclose information about offsetting and related arrangements of financial instruments and derivative instruments and will be applied retrospectively for all comparative periods presented. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact that the adoption will have on their consolidated financial statements.

NOTE 10 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

