Form 10-Q
period 2012-03-31
PREMIER OIL FIELD SERVICES, INC.
filed 2012-05-21
CIK 1488638

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

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Consolidated Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	12

Item 4	Controls and Procedures	14

	PART II OTHER INFORMATION

Item 6	Exhibits	15
	Signatures
		15

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
Current Assets	(Unaudited)
Cash and Cash Equivalents	$133,841	$112,895
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	50,147	63,972

Total Current Assets	183,988	176,867

Fixed Assets (net of accumulated depreciation of $276,073 and $250,864)	307,309	160,006
Other Assets	2,769	5,188

TOTAL ASSETS	$494,066	$342,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$52,639	$59,219
Accrued Expenses	25,306	23,284
Current Portion of Settlement Payable (Note 6)	61,152	61,152
Current Portion of Notes Payable	34,297	20,022
Total Current Liabilities	173,394	163,677

Long Term Liabilities:
Loan From Shareholder	23,099	3,334
Long Term Accounts Payable	200	200
Long Term Portion of Settlement Payable	5,096	20,384
Notes Payable	231,220	85,529
Less: Current Portion of Notes Payable	(34,297)	(20,022)
Total Long Term Liabilities	225,318	89,425

TOTAL LIABILITIES	398,712	253,102

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2012 and December 31, 2011	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at March 31, 2012 and December 31, 2011	7,346	7,346
Additional paid in capital	277,862	277,862
Accumulated Deficit	(189,854)	(196,249)
Total Stockholders’ Equity	95,354	88,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$494,066	$342,061

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE ENDED MARCH 31, 2012 AND 2011 (Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

REVENUES
Third Party Revenues	$172,712	$115,278
Related Party Revenues	—	11,700
TOTAL REVENUES	172,712	126,978

COST of SALES (inclusive of depreciation of $24,958 and $19,237)	45,390	28,473
Gross Profit	127,322	98,505

Operating Expenses:
Depreciation and Amortization	251	487
Other General and Administrative	117,520	99,524
Total Operating Expenses	117,771	100,011

Operating Income (Loss)	9,551	(1,506)

Other Income (Expense)
Interest Income	17	3
Loss on Sale of Assets	—	—
Interest Expense	(3,173)	(1,934)
Total Other Income (Expense)	(3,156)	(1,931)

Net Income (Loss)	$6,395	$(3,437)

Basic and Diluted Loss per share	$(0.00)	$(0.00)

Weighted Average Shares Outstanding:
Basic and Diluted	7,343,736	7,092,229

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2011 and The Three Months Ended March 31, 2012

	Common		Additional
	Shares	Amount	Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2011	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

Sale of Stock for cash	346,336	346	259,406	0	259,752

Net Loss	0	0	0	(21,473)	(21,473)

Balance at December 31, 2011	7,346,336	7,346	277,862	(196,249)	88,959

Net Income	0	0	0	6,395	6,395

Balance at March 31, 2012 (unaudited)	7,346,336	$7,346	$277,862	$(189,854)	$95,354

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (Unaudited)

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$6,395	$(3,437)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	25,209	19,724
Bad Debt Expense	—	5,582
Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	13,825	(58,394)
(Increase) Decrease in Other Current Assets	2,419	(2,000)
Increase (Decrease) Accounts Payable	(17,788)	(13,243)
Increase (Decrease) Accrued Expenses	(2,058)	439
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	28,002	(51,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Fixed Assets	(172,512)	(17,285)
NET CASH (USED IN) INVESTING ACTIVITIES	(172,512)	(17,285)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	187,076
Advances on Shareholder Loan	19,765	—
Payments on Note Payable	(5,096)	(2,834)
Proceeds from Notes Payable	150,787	17,286
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	165,456	201,528

NET CHANGE IN CASH AND CASH EQUIVALENTS	20,946	132,914
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,895	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$133,841	$132,914

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$3,173	$1,934
Loss on Sale of Assets	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at March 31, 2012 and December 31, 2011, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three months ended March 31, 2012 and 2011.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2012 and December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010
Office Equipment	$9,760	$9,748
Trucks & Trailers	254,399	81,899
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(276,073)	(250,864)
Total Fixed Assets	$307,309	$160,006

Depreciation expense for the three months ended March 31, 2012 and 2011 was $25,209 and $19,724, respectively.

During the three months ended March 31, 2012, the Company acquired a vehicle at a cost of $43,593 and a trailer at a cost of $128,907.

 NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2012 and December 31, 2011, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

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

At March 31, 2012, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.334% due December 27, 2016.  Amount due at March 31, 2012 was $9,823.  The current principal amount due in one year is $7,227.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at March 31, 2012 was $60,189.  The current principal amount due in one year is $9,394.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at March 31, 2012 was $10,701.  The current principal amount due in one year is $3,920.
  Vehicle loan from Alliance Bank, dated March 20, 2012, originally for $34,000, at an annual interest rate of 7.5% due March 20, 2017.  Amount due at March 31, 2012 was $34,000. The current principal amount due in one year is $5,809.
  Vehicle loan from Southside Bank, dated February 13, 2012, originally for $116,787, at an annual interest rate of 8.2% due February 28, 2022.  Amount due at March 31, 2012 was $116,507.  The current principal amount due in one year is $7,947.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2012	2011
Prior Year	$59,300	$53,930
Utilization of NOL	(1,600)	0
Tax Benefit for Current Period	0	5,370
Net Operating Loss Carryforward	$57,700	$59,300
Less: Valuation Allowance	(57,700)	(59,300)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $189,850 at March 31, 2012 and $196,250 at December 31, 2011, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. The balance owed at March 31, 2012 and December 31, 2011 was $66,248 and $81,536

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through March 31, 2012 totaling approximately $189,850 and working capital of approximately $10,594.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2012.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 100% of revenues were derived during the three months ended March 31, 2012.

Customers	2012 Revenue	%	2011 Revenue	%
A – Related Party	$0	0.0%	$11,700	9.2%
B	172,712	100.0	60,292	47.5
C	0	0.0	30,500	24.0
Others	0	0.0	24,486	19.3
TOTAL	$172,712	100.0%	$126,978	100.0%

None of the Company’s revenue for the three months ended March 31, 2012 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 9.2% of the Company’s revenue for the three months ended March 31, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

We have seen the increase in oil and gas prices, that started in 2011, continue in 2012. This has significantly increased our first quarter revenue from third party sources.. Also, in 2012, we are implementing our growth plan that we initially laid out in our S-1 filings and therefore will see increased advertising and marketing costs.

Employees

We currently employ two employees, the President, and a field operator.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2012 and 2011

Our quarter ended on March 31, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas during 2011 we saw increased sales activity which translated into increased revenues and the trend has continued into 2012. Revenues are up 36% to $172,712 for the quarter and third party revenues were up 50% to $172,712. With the demand and the price of crude oil and natural gas remaining high we anticipate continued growth during 2012.

REVENUE.  Revenue for the three months ended March 31, 2012 was $172,712 compared to $126,978 for the three month period ended March 31, 2011.  Third party revenues, as mentioned above, were up $57,434 or 50%. This is due to a number of projects from one customer ($172,712) but off-set by no related party revenues.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2012 was $127,322 or 73.7%, compared to $98,505 or 77.6%, %, for the three months ended March 31, 2011.   Backing out depreciation expense of $24,958 and $19,237 for 2012 and 2011, respectively, gross margin would be 88.2% compared to 93.1%, respectively, a decrease of 4.9% points (about $8,500). The change is due to slightly lower margins on its main customer (vs. standard margin of 85%).

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2012 were $117,771 compared to $100,011 for the three months ended March 31, 2011. Depreciation expense included in the operating expense was $251 and $487, respectively, for the three months ended March 31, 2012 and 2011. The net increase of $17,996 is related to increased payroll and payroll taxes of $16,000 and insurance of $2,000 due to the increased volume.

NET LOSS. Net income for the three months March 31, 2012 was $6,395 compared to a loss of $3,437 for the three months ended March 31, 2011.   The increased sales volume as discussed above were the cause for the income increase.

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

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company has an accumulated deficit of approximately $189,850 as of March 31, 2012.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next nine months.  Of the short-term liabilities (approximately $173,500), $61.150 relates to the VARCO lawsuit, leaving approximately $112,350 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we anticipate continued growth.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to continue to improve as revenue increases in 2012.

Capital Resources

As of March 31, 2012, the Company had capital commitments of $231,220 for vehicles and trailers purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of March 31, 2012 decreased by about $2,600 to $10,594, versus the year ended December 31, 2011.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the three months ended March 31, 2012 increased by about $8,800 due to the net income.

GOING CONCERN: The Company has working capital of $10,594and an accumulated deficit of $189,854 as of  March 31, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2012, our Chief Executive and Chief Financial Officer as of March 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

●	Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

●	Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: May 21, 2012

