Form 10-Q
period 2012-06-30
PREMIER OIL FIELD SERVICES, INC.
filed 2012-08-14
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

PREMIER OIL FIELD SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1713 Morrish Lane, Heath, Texas 75032

(Address of principal executive offices)

(972) 772-9493

(Issuer's telephone number)

270 Southern Drive, Royce City, Texas 751-5704

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

As of August 14, 2012, there were 7,346,336 shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Consolidated Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	12

Item 4	Controls and Procedures	14

	PART II OTHER INFORMATION

Item 6	Exhibits	15
	Signatures

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets
Cash and Cash Equivalents	$72,652	$112,895
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	29,224	63,972

Total Current Assets	101,876	176,867

Fixed Assets (net of accumulated depreciation of $301,282 and $250,864)	282,087	160,006
Other Assets	5,358	5,188

TOTAL ASSETS	$389,321	$342,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$48,379	$59,219
Accrued Expenses	1,862	23,284
Current Portion of Settlement Payable (Note 6)	90,293	61,152
Current Portion of Notes Payable	35,097	20,022
Total Current Liabilities	175,631	163,677

Long Term Liabilities:
Loan From Shareholder	28,269	3,334
Long Term Accounts Payable	200	200
Long Term Portion of Settlement Payable	0	20,384
Notes Payable	223,045	85,529
Less: Current Portion of Notes Payable	(35,097)	(20,022)
Total Long Term Liabilities	216,417	89,425

TOTAL LIABILITIES	392,048	253,102

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2012 and December 31, 2011	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at June 30, 2012 and December 31, 2011	7,346	7,346
Additional paid in capital	277,862	277,862
Accumulated Deficit	(287,935)	(196,249)
Total Stockholders’ Equity / Deficit	(2,727)	88,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$389,321	$342,061

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

REVENUES
Third Party Revenues	$39,637	$57,835	$212,349	$173,113
Related Party Revenues	—	—	—	11,700
TOTAL REVENUES	39,637	57,835	212,349	184,813

COST of SALES (inclusive of depreciation of $24,958 and $19,237 for three months and $49,915 and $39,448 for six months)	32,665	25,232	78,055	53,705
Gross Profit	6,972	32,603	134,294	131,108

Operating Expenses:
Depreciation and Amortization	252	487	503	974
Other General and Administrative	96,556	97,961	214,076	197,485
Total Operating Expenses	96,808	98,448	214,579	198,459

Operating Loss	(89,836)	(65,845)	(80,285)	(67,351)

Other Income (Expense)
Interest Income	17	7	34	10
Loss on Sale of Assets	—	(9,448)	—	(9,448)
Interest Expense	(8,262)	(3,588)	(11,435)	(5,522)
Total Other Income (Expense)	(8,245)	(13,029)	(11,401)	(14,960)

Net Income (Loss)	$(98,081)	$(78,874)	$(91,686)	$(82,311)

Basic and Diluted Loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,335,348	7,346,336	7,214,460

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2011 (AUDITED) and The Six months Ended June 30, 2012 (UNAUDITED)

			Additional
	Common Shares	Common Amount	Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2011	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

Sale of Stock for cash	346,336	$346	259,406	0	259,752

Net Loss	0	0	0	(21,473)	(21,473)

Balance at December 31, 2011	7,346,336	7,346	277,862	(196,249)	88,959

Net Loss	0	0	0	(91,686)	(91,686)

Balance at June 30, 2012 (unaudited)	7,346,336	$7,346	$277,862	$(287,935)	$(2,727)

 See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 and 2011 (Unaudited)

	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(91,686)	$(82,311)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	50,418	39,488
Bad Debt Expense	—	9,448
Changes in assets and liabilities:
Decrease in Accounts Receivable	34,748	12,815
(Increase) in Other Current Assets	(170)	(3,147)
(Decrease) Accounts Payable	(6,760)	(35,162)
(Decrease) Accrued Expenses	(16,745)	(27,603)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(30,195)	(86,472)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	—	42,000
Purchase of Fixed Assets	(172,499)	(70,983)
NET CASH (USED IN) INVESTING ACTIVITIES	(172,499)	(28,938)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	259,752
Subscription Receivable	—	(1,950)
Advances on Shareholder Loan	24,935	35,557
Payments on Note Payable	(13,271)	(62,369)
Proceeds from Notes Payable	150,787	83,989
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	162,451	314,979

NET CHANGE IN CASH AND CASH EQUIVALENTS	(40,243)	199,569
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,895	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,652	$199,569

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$8,299	$5,522
Loss on Sale of Assets	$—	$9,488

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

Advertising:

The Company did not incur any advertising expenses in the three and six months ended June 30, 2012 and 2011.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Office Equipment	$9,748	$9,748
Trucks & Trailers	254,398	81,899
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(301,282)	(250,864)
Total Fixed Assets	$282,087	$160,006

Depreciation expense for the three months ended June 30, 2012 and 2011 was $25,209 and $19,764, respectively. Depreciation expense for the six months ended June 30, 2012 and 2011 was $50,418 and $39,488, respectively

During the period ended March 31, 2012, the Company acquired a vehicle at a cost of $43,593 and a trailer at a cost of $128,907.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2012 and December 31, 2011, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.   As of June 30, 2011 the Company sold a total of 346,336 shares for $259,752 and closed the offering.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Royce City, Texas. The facility is approximately 10,000 square feet and is $1,250 per month on a month-to-month basis.

At June 30, 2012, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.942% due July 27, 2013.  Amount due at June 30, 2012 was $8,092.  The current principal amount due in one year is $7,434.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at June 30, 2012 was $58,003.  The current principal amount due in one year is $9,607.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at June 30, 2012 was $9,762.  The current principal amount due in one year is $4,033.
  Vehicle loan from Alliance Bank, dated March 20, 2012, originally for $34,000, at an annual interest rate of 7.5% due March 20, 2017.  Amount due at June 30, 2012 was $32,589. The current principal amount due in one year is $5,920.
  Vehicle loan from Southside Bank, dated February 13, 2012, originally for $116,787, at an annual interest rate of 8.2% due February 28, 2022.  Amount due at June 30, 2012 was $114,599.  The current principal amount due in one year is $8,103.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2012	2011
Prior Year	$59,300	$53,930
Utilization of NOL	0	0
Tax Benefit for Current Period	22,900	5,370
Net Operating Loss Carryforward	$82,200	$59,300
Less: Valuation Allowance	(82,200)	(59,300)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $287,935 at June 30, 2012 and $196,250 at December 31, 2011, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. The balance owed at June 30, 2012 and December 31, 2011 was $90,293 and $81,536, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through June 30, 2012 totaling approximately $287,935 and negative working capital of approximately $73,800.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has three significant customers from which 100% of revenues were derived during the six months ended June 30, 2012.

Customers	2012 Revenue	%	2011 Revenue	%
A – Related Party	$0	0.0%	$11,700	6.3%
B	182,589	86.0	110,527	59.8
C	14,100	6.6	30,500	16.5
Others	15,660	7.4	32,086	17.4
TOTAL	$212,349	100.0%	$184,813	100.0%

None of the Company’s revenue for the six months ended June 30, 2012 was generated from services performed for an entity controlled by the Company’s chief executive officer.

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

 RESULTS FOR THE SIX MONTHS ENDED June 30, 2012 and 2011

Our second quarter ended on June 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

Our second quarter ended on June 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the second quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas during 2011 we saw increased sales activity which translated into increased revenues and the trend has continued into 2012. Revenues are up 15% from the same period in 2011 to $212,349 for the period and third party revenues were up 23% to $212,349. The three month period ended June 30, 2012 saw a slow-down in the market and CTM’s revenues.

REVENUE.  Revenue for the three months ended June 30, 2012 was $39,637 compared to $57,835 for the three month period ended June 30, 2011.  Third party revenues, as mentioned above, were down $11,700 or 100%. The 2012 sales were down versus 2011 due to a slow-down in the market and reduced down-hole projects contracted.

Revenue for the six months ended June 30, 2012 was $212,349 compared to $184,813 for the six month period ended June 30, 2011.  Third party revenues, as mentioned above, were up $39,236 or 23%. This is due to a number of projects from one customer ($182,589) but off-set by no related party revenues.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2012 was $6,972 or 17.6%, compared to $32,603 or 56.4%, for the three months ended June 30, 2011.   Backing out depreciation expense of $24,958 and $19,237 for 2012 and 2011, respectively, gross margin would be 80.6% compared to 89.6%, respectively, a decrease of 9.0% (about $3,900). The change is due to slightly lower margins on its main customer (vs. standard margin of 85%).

Gross profit for the six months ended June 30, 2012 was $134,294 or 63.2%, compared to $131,108 or 70.9%, for the six months ended June 30, 2011.   Backing out depreciation expense of $49,915 and $39,488 for 2012 and 2011, respectively, gross margin would be 86.7% compared to 92.3%, respectively, a decrease of 5.6% points (about $11,800). The change is due to slightly lower margins on its main customer (vs. standard margin of 85%).

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2012 were $96,808 compared to $98,448 for the three months ended June 30, 2011. Depreciation expense included in the operating expense was $252 and $487, respectively, for the three months ended June 30, 2012 and 2011. The net decrease of $1,405 is related to decreased payroll and contract services of $20,000, insurance of $6,000 and other expenses of $1,000, due to the decreased volume and was mostly offset by accruing $25,900 for the VARCO judgment discussed in Note 6.

Total operating expenses for the six months ended June 30, 2012 were $214,579 compared to $198,459 for the six months ended June 30, 2011. Depreciation expense included in the operating expense was $503 and $974, respectively, for the six months ended June 30, 2012 and 2011. The net increase of $16,591 is related to decreased payroll and contract services of $12,200, travel ($10,000) and other expenses of $18,000, and offset by increased professional services of $8,800 and taxes of $11,900 due to the increased volume and accruing $25,900 for the VARCO judgment discussed in Note 6.

NET LOSS. Net loss for the three months June 30, 2012 was $98,081 compared to a loss of $78,874 for the three months ended June 30, 2011.   The decreased sales volume and expense fluctuations as discussed above were as discussed above was the cause for the income increase.

Net loss for the six months June 30, 2012 was $91,686 compared to a loss of $82,311 for the six months ended June 30, 2011.   The decreased sales volume and expense fluctuations as discussed above were the cause for the income change.

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

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company has an accumulated deficit of approximately $287,935 as of June 30, 2012.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next nine months.  Of the short-term liabilities (approximately $175,631), $90,293 relates to the VARCO lawsuit, leaving approximately $85,350 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we anticipate continued growth.

.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to continue to improve as revenue increases in 2012.

Capital Resources

As of June 30, 2012, the Company had capital commitments of $223,045 for vehicles and trailers purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of June 30, 2012 decreased by about $86,945 to negative $73,755, versus the year ended December 31, 2011.

STOCKHOLDER’S EQUITY: Stockholder’s Equity for the six months ended June 30, 2012 decreased by about $62,500 due to the net loss.

GOING CONCERN: The Company has negative working capital of $73,755 and an accumulated deficit of $287,935 as of  June 30, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2012, our Chief Executive and Chief Financial Officer as of June 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: August 14, 2012

