Form 10-Q
period 2012-09-30
PREMIER OIL FIELD SERVICES, INC.
filed 2012-11-19
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

(972) 772-9493

(Issuer's telephone number)

N270 Southern Drive, Royce City, Texas 75189-5704

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

As of November 14, 2012, there were 7,346,336 shares of Common Stock of the issuer outstanding.

1

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011
Current Assets	(Unaudited)
Cash and Cash Equivalents	$58,847	$112,895
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	45,564	63,972

Total Current Assets	105,411	176,867

Fixed Assets (net of accumulated depreciation of $319,979 and $250,864)	197,602	160,006
Other Assets	5,358	5,188

TOTAL ASSETS	$308,371	$342,061

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$35,173	$59,219
Accrued Expenses	3,306	23,284
Current Portion of Settlement Payable (Note 6)	50,960	61,152
Current Portion of Notes Payable	41,516	20,022
Total Current Liabilities	130,955	163,677

Long Term Liabilities:
Loan From Shareholder	52,255	3,334
Long Term Accounts Payable	200	200
Long Term Portion of Settlement Payable	0	20,384
Notes Payable	162,342	85,529
Less: Current Portion of Notes Payable	(41,516)	(20,022)
Total Long Term Liabilities	173,281	89,425

TOTAL LIABILITIES	304,236	253,102

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2012 and December 31, 2011	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at September 30, 2012 and December 31, 2011	7,346	7,346
Additional Paid in capital	277,862	277,862
Accumulated Deficit	(281,073)	(196,249)
Total Stockholders’ Equity	4,135	88,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$308,371	$342,061

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

REVENUES
Third Party Revenues	$41,450	$42,743	$253,799	$215,856
Related Party Revenues	—	73,301	—	85,001
TOTAL REVENUES	41,450	116,044	253,799	300,857

COST of SALES (inclusive of depreciation of $28,113 and $19,555 for three months and $78,029 and $55,348 for nine months)	34,124	25,160	112,179	78,865
Gross Profit	7,326	90,884	141,620	221,992

Operating Expenses:
Depreciation and Amortization	251	488	754	1,462
Other General and Administrative	14,334	107,985	228,410	305,470
Total Operating Expenses	14,585	108,473	229,164	306,932

Operating Income (Loss)	(7,259)	(17,589)	(87,544)	(84,940)

Other Income (Expense)
Interest Income	15	6	49	16
Other Income	11,613	—	11,613
Loss on Sale of Assets	—	—	—	(9,448)
Interest Expense	2,493	(1,886)	(8,942)	(7,408)
Total Other Income (Expense)	14,121	(1,880)	2,720	(16,840)

Net Income (Loss)	$6,862	$(19,469)	$(84,824)	$(101,780)

Basic and Diluted Loss per share	$0.00	$(0.00)	$(0.01)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,343,736	7,346,336	7,258,025

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2011 and the Nine Months Ended September 30, 2012

	Common Shares	Common Amount	Additional Paid In Capital	Accumulated Deficit	Total

Balance at January 1, 2010	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

Sale of Stock for Cash	346,336	346	259,406	0	259,752

Net Loss	0	0	0	(21,473)	(21,473)

Balance at December 31, 2011	7,346,336	7,346	277,862	(196,249)	88,959

Net Loss	0	0	0	(84,824)	(84,824)

Balance at September 30, 2012 (unaudited)	7,346,336	$7,346	$277,862	$(281,073)	$4,135

 See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(84,824)	$(101,780)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation Expense	78,783	56,810
Loss on Sale of Assets	—	9,448
Changes in assets and liabilities:
Decrease in Accounts Receivable	17,408	10,815
(Increase) in Other Current Assets	(170)	(2,347)
(Decrease) Accounts Payable	(50,542)	(85,596)
(Decrease) Accrued Expenses	(24,058)	(22,076)
NET CASH (USED IN) OPERATING ACTIVITIES	(63,403)	(134,726)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	119,239	42,000
Purchase of Fixed Assets	(235,618)	(81,899)
NET CASH (USED IN) INVESTING ACTIVITIES	(116,379)	(39,899)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	259,752
Subscription Receivable	—	(1,950)
Advances on Shareholder Loan	48,921	23,017
Payments on Note Payable	(138,842)	(66,082)
Proceeds from Notes Payable	215,655	96,489
NET CASH PROVIDED BY FINANCING ACTIVITIES	125,734	311,226

NET CHANGE IN CASH AND CASH EQUIVALENTS	(54,048)	136,601
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	112,895	—
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,847	$136,601

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$8,942	$7,408
Loss on Sale of Assets	$—	$9,488

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

Premier is a private holding company established under the laws of Nevada on June 29, 2009, was formed in order to acquire 100% of the outstanding membership interests of CTM.  On September 30, 2009, Premier issued 7,000,000 shares of common stock in exchange for a 100% equity interest in CTM.  As a result of the share exchange, CTM became the wholly owned subsidiary of Premier.  As a result, the members of CTM owned a majority of the voting stock of Premier.  The transaction was accounted for as a reverse merger whereby CTM was considered to be the accounting acquirer as its members retained control of Premier after the exchange, although Premier is the legal parent company.  The share exchange was treated as a recapitalization of Premier.  As such, CTM, (and its historical financial statements) is the continuing entity for financial reporting purposes. The financial statements have been prepared as if Premier had always been the reporting company and then on the share exchange date, had changed its name and reorganized its capital stock.  The share exchange transaction was effected to change the state of incorporation to allow the opportunity for a reduction of franchise taxes under the new Texas franchise tax calculations and to facilitate the initial public offering.  At the time of the exchange transaction, Premier had no assets or liabilities and CTM had assets of approximately $409,000 with equity of approximately $81,800.

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

Revenue Recognition:

The Company recognizes revenue in accordance with ASC 605-10.  Revenue will be recognized only when all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	Ownership and all risks of loss have been transferred to buyer, which is generally upon shipment or at the time the service is provided;
•	The price is fixed and determinable; and
•	Collectability is reasonably assured.

All services are billed when rendered and payment is due upon receipt of invoice. Revenue is recorded net of any sales taxes charged.

Advertising:

The Company did not incur any advertising expenses in the three and nine months ended September 30, 2012 and 2011.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Office Equipment	$9,748	$9,748
Trucks & Trailers	188,610	81,899
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(319,979)	(250,864)
Total Fixed Assets	$197,602	$160,006

Depreciation expense for the three months ended September 30, 2012 and 2011 was $28,365 and $20,043, respectively. Depreciation expense for the nine months ended September 30, 2012 and 2011 was $78,783 and $56,810, respectively

During the nine months ended September 30, 2012 the Company purchased a vehicle at a cost of $43,593.

In February 2012 the Company purchased a trailer for $128,907 and due to misrepresentation by the seller the trailer was returned August 2012 and the bank released the Company of its obligation which was $114,599 at the time. Other income of $11,613 was recorded on the settlement.

In September 2012 the Company purchased a new trailer for $63,118.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2012 and December 31, 2011, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.   As of September 30, 2011 we sold a total of 346,336 shares for $259,752 and closed the offering.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Royce City, Texas. The facility is approximately 10,000 square feet and is $1,250 per month on a month-to-month basis.

At September 30, 2012, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.942% due July 27, 2013.  Amount due at September 30, 2012 was $12,279.  The current principal amount due in one year is $12,279.
  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at September 30, 2012 was $55,986.  The current principal amount due in one year is $9,607.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at September 30, 2012 was $8,799.  The current principal amount due in one year is $4,149.
  Vehicle loan from Alliance Bank, dated March 20, 2012, originally for $34,000, at an annual interest rate of 7.5% due March 20, 2017.  Amount due at September 30, 2012 was $31,159. The current principal amount due in one year is $6,033.
  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at September 30, 2012 was $52,119.  The current principal amount due in one year is $9,448..
  Vehicle loan from Southside Bank, dated February 13, 2012, originally for $116,787, at an annual interest rate of 8.2% due February 28, 2022.  This note was cancelled on August 13, 2012 with a balance of $114,559 remaining.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2012 and December 31, 2011 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2012	2011
Prior Year	$59,300	$53,930
Utilization of NOL	0	0
Tax Benefit for Current Period	21,206	5,370
Net Operating Loss Carryforward	$80,506	$59,300
Less: Valuation Allowance	(80,506)	(59,300)
Net Deferred Tax Asset	$0	$0

The cumulative net operating loss carry-forward is approximately $281,073 at September 30, 2012 and $196,250 at December 31, 2011, and will expire in the years 2025 through 2031.    The realization of deferred tax benefits is contingent upon future earnings, therefore, the net deferred tax asset has been fully reserved.

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at September 30, 2012 and December 31, 2011 was $50,960 and $81,536, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through September 30, 2012 totaling approximately $281,073 and negative working capital of approximately $25,544.   Because of the retained deficit, the Company will require additional working capital to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has two significant customers from which 94% of revenues were derived during the nine months ended September 30, 2012.

Customers	2012 Revenue	%	2011 Revenue	%
A – Related Party	$0	0.0%	$85,001	28.3%
B	224,039	88.3	130,170	43.3
C	14,100	5.6	30,500	10.1
Others	15,660	6.1	55,186	18.3
TOTAL	$253,779	100.0%	$300,857	100.0%

None of the Company’s revenue for the nine months ended September 30, 2012 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 28.3% of the Company’s revenue for the nine months ended September 30, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

General

We have seen the increase in oil and gas prices, that started in 2011, continue in 2012. This has significantly increased our first quarter revenue from third party sources . Also, in 2012, we are implementing our growth plan that we initially laid out in our S-1 filings and therefore will see increased advertising and marketing costs.

Employees

We currently employ two employees, the President, and a field operator.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2012 and 2011

Our quarter ended on September 30, 2012.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

GENERAL. Due to the increase in the price of crude oil and natural gas during 2011 we saw increased sales activity which translated into increased third party revenues and the trend has continued into 2012 but sales from related parties has reduced to $0. Revenues are down 16% to $253,799 for the period and third party revenues were up 18% to $253,799. Related party revenues were $0 in 2012 compared to $85,001 in 2011.

REVENUE.  Revenue for the three months ended September 30, 2012 was $41,450 compared to $42,743 for the three month period ended September 30, 2011.  Third party revenues, were down $1,293 or 3%. The 2012 sales were down versus 2011 due to a slow-down in the market and reduced down-hole projects contracted and decrease in related party revenues of $73,301.

Revenue for the nine months ended September 30, 2012 was $253,799 compared to $300,857 for the nine month period ended September 30, 2011.  Third party revenues, as mentioned above, were up $37,973 or 18%. This is due to a number of projects from one customer ($224,039) but off-set by no related party revenues ($85,001).

GROSS PROFIT.  Gross profit for the three months ended September 30, 2012 was $7,326 or 17.7%, compared to $90,884 or 78.3%, for the three months ended September 30, 2011.   Backing out depreciation expense of $28,113 and $19,555 for 2012 and 2011, respectively, gross margin would be 85.5% compared to 95.2%, respectively, a decrease of 9.7% points (about $4,000). The change is due to slightly lower margins on its main customer (vs. standard margin of 85%).

Gross profit for the nine months ended September 30, 2012 was $141,620 or 55.8%, compared to $221,992 or 73.8%, for the nine months ended September 30, 2011.   Backing out depreciation expense of $78,029 and $55,348 for 2012 and 2011, respectively, gross margin would be 66.9% compared to 80.3%, respectively, a decrease of 13.4% points (about $34,000). The change is due to slightly lower margins on its main customer (vs. standard margin of 85%).

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2012 were $14,584 compared to $108,473 for the three months ended September 30, 2011. Depreciation expense included in the operating expense was $251 and $488, respectively, for the three months ended September 30, 2012 and 2011. The net decrease of $93,889 is related to backing out the VARCO judgment accrual (taken in Q2) of $25,900, decreased payroll and contract services of $15,000, auto expenses of $15,000, travel expenses of $12,000 and general expenses of $25,000.

Total operating expenses for the nine months ended September 30, 2012 were $229,163 compared to $306,932 for the nine months ended September 30, 2011. Depreciation expense included in the operating expense was $754 and $1,462, respectively, for the nine months ended September 30, 2012 and 2011. The net decrease of $77,031 is related to decreased payroll and contract services of $49,000, travel $17,000, auto expenses of $10,000 and other expenses of $12,000, and offset by increased professional services of $12,000.

NET LOSS. Net income (loss) for the three months September 30, 2012 was income of $6,862 compared to a loss of $19,469 for the three months ended September 30, 2011.   The decreased sales volume and expense fluctuations as discussed above were as discussed above was the cause for the income increase.

Net loss for the nine months September 30, 2012 was $84,824 compared to a loss of $101,780 for the nine months ended September 30, 2011.   The decreased sales volume and expense fluctuations as discussed above were the cause for the income change.

LIQUIDITY AND CAPITAL RESOURCES. On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.   As of September 30, 2011 we sold a total of 346,336 shares for $259,752 and closed the offering.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity:

The Company has an accumulated deficit of approximately $281,073 as of September 30, 2012.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next nine months.  Of the short-term liabilities (approximately $130,954), $50,960 relates to the VARCO lawsuit, leaving approximately $79,994 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we anticipate continued growth.

.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to continue to improve as revenue increases in 2012.

Capital Resources

As of September 30, 2012, the Company had capital commitments of $162,342 for vehicles and trailers purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of September 30, 2012 decreased by about $18,439 to negative $25,543, versus as of December 31, 2011.

STOCKHOLDER’S EQUITY: Stockholder’s Equity as of September 30, 2012 decreased by about $84,800 due to the net loss.

GOING CONCERN: The Company has negative working capital of $25,543 and an accumulated deficit of $281,073 as of  September 30, 2012. Because of this accumulated deficit and limited operations, the Company may require additional working capital to survive. The Company intends to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit. Yorkdale Capital, LLC or its principals are shareholders.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2012, our Chief Executive and Chief Financial Officer as of September 30, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: November 19, 2012

