Form 10-K
period 2012-12-31
PREMIER OIL FIELD SERVICES, INC.
filed 2013-04-16
CIK 1488638

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been  subject to such filing requirement for the past 90 days   Yes [X]   No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2012: $473,168.

Shares of common stock outstanding at March 31, 2013:    7,346,336

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

ITEM 1.                      DESCRIPTION OF BUSINESS

We were formed as a corporation on June 29, 2009 in Nevada in order to acquire 100% of the outstanding stock of Coil Motor Tubing Corporation, a Texas corporation. Coil Tubing Motor Corporation (“CTM”) is a wholly owned subsidiary of Premier Oil Field Services, Inc. (“Premier” or “the Company” or “we”) and was formed in June 2006 as a Texas Corporation.  CTM serves the oil and gas industry with down-hole drilling motors. These motors are used in the gas well drilling process to drill out frac plugs and other debris in the wellbore.

CTM services independent drilling operations. Larger gas fields related to national and multinational corporations are generally well capitalized and typically contract with larger national drilling contractors. The smaller fields are representative of independent or privately owned fields and therefore these operations are more sensitive to declines in petroleum and gas prices. Consequently, production by the independent fields may be suspended or shut down in a market of lower prices.

CTM provides drilling systems and services.  These services include drilling frac plugs, cement and other debris. We own the majority of our equipment and supplement any additional equipment needs through short term rental arrangements on an as needed basis.

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

The current fluctuations in price for oil and natural gas have invigorated the market with increased exploration, development, and production activity, resulting in a corresponding increase in the demand for our natural gas well services and products.

We continue to believe in the strength of the long-term fundamentals of our business.  After triple digit growth in 2011 we experienced double digit growth in 2012. The small to intermediate oil and gas fields continue to show strong activity and margins remain healthy.

In North America, the industry experienced an unprecedented decline in drilling activity and rig count during 2009.  These declines, coupled with natural gas storage levels reaching record levels, resulted in severe margin contraction in 2009.  Over the past few years we have seen a strong market in

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.

Resources

Resources essential to our business, including tools and shop supplies required to perform the services, are normally readily available.   We are always seeking ways to ensure the availability of resources, as well as manage their costs.

Customers

We service small, independent gas fields.

Employees

We currently employ three employees, the President and two field workers.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate facilities are located in a 10,000 square foot office and warehouse space in Royce City, Texas. We paid $1,250 per month on a month to month basis. This lease was terminated in May 2012 and the Company is operating virtually from a job site trailer.

ITEM  3.                      LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.   During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at December 31, 2012 and December 31, 2011 was $35,672 and $81,536, respectively.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2012 the Common Stock is not trading.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2011

EXECUTIVE OVERVIEW: After triple digit growth in 2011 of 149% we experienced double digit growth in 2012 with sales of $608,209. The small to intermediate oil and gas fields saw continue to show strong activity. Our margins decreased approximately 12% points to 64.8% due to increased costs. Even with the increased cost of goods sold we still experienced a net flow-through increase of 75% to operating income turning a loss in 2011 of $3,382 to operating income in 2012 of $113,550.

Material Changes in Results of Operations

Results for the Year Ended December 31, 2012

REVENUE:

Our revenue for the year ended December 31, 2012 was $608,209 versus $478,905 for the year ended December 31, 2011.  The year-over-year increase in revenue of $129,304 is due to the continued strong activity in the small to medium size oil & gas fields where production volume remains strong. As long as gas fields are economically viable, the owners will keep them open which occurred in 2011. Revenue from a related party in 2011 was $85,001 or 18% of total revenue, compared to 2012 of $0 or 0%.

COST OF SALES:

Cost of Sales were $213,835 for the year ended December 31, 2012 versus $108,953 for the same period in 2011.  Depreciation expense was $103,925 and $77,584 for the year ended December 31, 2012 and 2011, respectively.  Backing out depreciation, net cost of sales were $109,910 and $31,341 for the year ended December 31, 2012 and 2011, respectively.  The increase in net cost of sales as a percentage of revenue (18.1% in 2012 and 6.5% in 2011) is impacted by additional costs related to chemical additives to enhance the fracking process ($60,000).

GROSS PROFIT

Gross profit for the year ended 2012 was $394,374 or 64.8% versus $369,952 or 77.2% for the year ended December 31, 2011. Backing out depreciation of $103,925 and $77,584 for 2012 and 2011, respectively, gross profit would have been $498,299 (81.9%) compared to $447,536 (93.4%), respectively. The change year-over-year of negative 11.5 percentage points is due to the increase in cost of goods sold ($60,000). The volume increase favorable impacted margins $105,600 (revenue change of $129,304 at 81.9%).

OPERATING EXPENSES:

Operating expenses were $280,824 for the year ended December 31, 2012 versus $373,334 for the year ended December 31, 2011.   The decrease in net expenses of $92,470 ($280,824 vs. $373,334) is due to decreases in a number of areas: Salaries $42,000 as the President paid himself a smaller salary, contract services $22,000, travel $11,000, insurance $10,000 and auto expenses $8,000. These decreases were partially offset by an increase in professional fees of $20,000.  The above costs include depreciation expense of $1,006 and $1,732 for the year ended December 31, 2012 and 2011, respectively.

NET INCOME (LOSS):

Net income for the year ended December 31, 2012 was $102,206 versus a net loss of $21,473 for the year ended December 31, 2011.   The increased profit is related to the increased revenue volume in 2012 and other items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:    On July 14, 2010 the Company filed a Form S-1; general form for registration of securities under the Securities Act of 1933, and filed an amended Form S-1 on December 3, 2010, and it became effective on January 7, 2011.  The Company, under this registration statement, is authorized to raise up to $600,000 by selling 800,000 shares of common stock at $.75 per share.  The offering closed on June 15, 2011. On February 11, 2011 the Company broke escrow and as of June 30, 2011 we sold a total of 343,736 shares for $259,752 and closed the offering.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil market and the previously disclosed lawsuit from National Oilwell Varco, LP.

Short Term Liquidity:

The Company has an accumulated deficit of $94,043 as of December 31, 2012.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The monies raised under the Form S-1/A registration will meet the Company’s liquidity needs for the next year.  Of the short-term liabilities (approximately $127,000), $35,700 relates to the VARCO lawsuit, leaving approximately $78,700 of short-term liabilities that require funding and have specific due dates over the next 12 months.  We plan to accomplish this through cash flows from additional revenues, as we anticipate continued growth.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to become positive in 2012 due to revenue increases and efficiency improvements over the past two years.  Long-term liabilities total approximately $153,400 at December 31, 2012 and we plan to fund these liabilities through cash flows from operations.

Capital Resources

As of December 31, 2012, the Company had notes payable of $142,704 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, Events or Uncertainties

The Company, since its inception in 2006, has not experienced noticeable sales trends.  Sales revenue follows the oil and gas market and when prices increase business usually remains strong.  Historically, when oil and gas prices fall, sales revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of December 31, 2012 was $172,089.  This is an increase of about $167,000 versus December 31, 2011 of ($7,194).  The increase is mainly due to increased accounts receivable of $165, 000, a decrease in the VARCO note $46,000 partially off-set by a decrease in cash $55,000.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense and interest expense on loans.  Please reference footnotes two and four.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity increased by $102,206 due to the net income of in the year ended December 31, 2012.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Fiscal year 2013 started slowly due to the cold inclement weather in North Texas but again we are planning a low double-digit revenue growth in 2013 as we continue to advertise and take market share.  We spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit. Yorkdale Capital, LLC or its principals are shareholders. Yorkdale Capital was paid $11,250 and $9,000 for consulting and advisory services for the years ended December 31, 2012 and 2011, respectively.

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

ITEM 9.                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2012.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2012, our Chief Executive and Chief Financial Officer as of December 31, 2012 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2012.   Based on its evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Lewis Andrews	61	Director, President; Secretary and Treasurer

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2012 and 2011 as compensation.

Name	Capacity Served	Aggregate Remuneration
Lewis Andrews	Director, President; Secretary and Treasurer	2012: $ 52,500 2011: $120,400

As of the date of this filing, our sole officer is one of three employees.

ITEM 12.                       SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2012 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President; Secretary and Treasurer	Lewis Andrews	6,400,000	87.15%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2012, the Company had an amount payable to a shareholder for accounting and consulting services.

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

ITEM 14.                       PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $9,000 and $15,000 for the years ended December 31, 2012 and 2011, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $15,000 and $13,250 for the years ended December 31, 2012 and 2011, respectively.

(3) TAX FEES

NONE

(4) ALL OTHER FEES

NONE

(5) AUDIT COMMITTEE POLICIES AND PROCEDURES

Audit Committee Financial Expert:

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

ITEM 15. EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

(b) The Company filed one Form 8-K in 2011. On February 11, 2011 the Company filed Form 8-K announcing that its Registration Form S-1 filed with the U.S. Securities and Exchange Commission became effective on January 7, 2011. There were no 8-K’s filed in 2012.

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

PREMIER OIL FIELD SERVICES, INC.

By:           /s/  Lewis Andrews

       Lewis Andrews

       Director, President; Secretary and Treasurer

Dated: April 16, 2013

PREMIER OIL FIELD SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Premier Oil Field Services, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Premier Oil Field Services, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Premier Oil Field Services, Inc.’s internal control over financial reporting as of December 31, 2012 and 2011 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Oil Field Services, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

April 12, 2013

PREMIER OIL FIELD SERVICES, INC.

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash and Cash Equivalents	$57,741	$112,895
Accounts Receivable (net of allowance of $0 and $0)	226,814	63,972
Other Assets	1,950	0
Total Current Assets	286,505	176,867

Fixed Assets (net of accumulated depreciation of $345,121 and $250,864)	172,460	160,006

Other Assets	0	5,188

TOTAL ASSETS	$458,965	$342,061

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$49,616	$59,219
Accrued Expenses	0	23,284
Bank Overdraft	0	0
Current Portion of Settlement Payable (Note 7)	35,672	61,152
Current Portion of Notes Payable	29,128	20,022
Total Current Liabilities	114,416	163,677
Long Term Liabilities
Loan From Shareholder	39,608	3,334
Long Term Accounts Payable	200	200
Long Term Portion of Settlement Payable	0	20,384
Notes Payable, Less Current Portion	113,576	65,507
Total Long Term Liabilities	153,384	89,425
Total Liabilities	267,800	253,102

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized,	0	0
Common Stock, $.001 par value, 50,000,000 shares authorized, 7,346,336 issued and outstanding, respectively	7,346	7,346
Additional Paid-In Capital	277,862	277,862
Retained Earnings (Deficit)	(94,043)	(196,249)
Total Stockholders' Equity	191,165	88,959

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$458,965	$342,061

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

REVENUES
Third Party Revenues	$608,209	$393,904
Related Party Revenues	0	85,001
TOTAL REVENUE	608,209	478,905

COST OF SALES (inclusive of depreciation of $102,919 and $77,584)	213,835	108,953
GROSS PROFIT	394,374	369,952

OPERATING EXPENSES
General and Administrative	280,824	373,334
TOTAL OPERATING EXPENSES	280,824	373,334

NET OPERATING INCOME (LOSS)	113,550	(3,382)

OTHER INCOME (EXPENSE)
Loss on Sale of Assets	0	(9,448)
Interest Expense (net)	(11,344)	(8,643)
TOTAL OTHER (EXPENSE)	(11,344)	(18,091)

NET INCOME (LOSS) BEFORE INCOME TAXES	102,206	(21,473)

Provision for Income Taxes (Expense) Benefit	0	0

NET INCOME (LOSS)	$102,206	$(21,473)

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,346,336	7,279,629
Income (Loss) per Share	$0.01	$(0.00)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2012 and 2011

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2011	7,000,000	$7,000	$18,456	$(174,776)	$(149,320)

Stock issued for Cash	346,336	346	259,406		259,752

Net (Loss)				(21,473)	(21,473)

Stockholders' Equity (Deficit) at December 31, 2011	7,346,336	$7,346	$277,862	$(196,249)	$88,959

Net Income				102,206	102,206

Stockholders' Equity (Deficit) at December 31, 2012	7,346,336	$7,346	$277,862	$(94,043)	$191,165

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$102,206	$(21,473)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation & Amortization	103,925	79,316
Loss on Sale of Fixed Assets	0	9,448
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(164,792)	(51,157)
(Increase) in Other Assets	5,188	(1,147)
(Decrease) in Accounts Payable	(51,385)	(125,605)
(Decrease) in Accrued Expenses	(27,366)	(25,388)
Net Cash Used in Operating Activities	(32,224)	(136,006)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	119,239	42,000
Purchase of Fixed Assets	(235,618)	(81,899)
Net Cash Used in Investing Activities	(116,379)	(39,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	202,905	96,489
Payments on Notes	(145,730)	(70,775)
Proceeds from Sale of Stock for Cash	0	259,752
Proceeds from Advances – Related Party	36,274	44,890
Payments on Advances from Shareholder	0	(41,556)
Net Cash Provided by Financing Activities	93,449	288,800

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,154)	112,895

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	112,895	0

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,741	$112,895

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$11,405	$8,673
Loss on Sale of Assets	$—	$9,448

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Notes to the Consolidated Financial Statements

December 31, 2012 and 2011

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Premier Oil Field Services, Inc. (The “Company” or "Premier") serves the oil and gas industry with down-hole drilling motors. These motors are used in the oil and gas well drilling process to drill out frac plugs and other debris in the well bore.  The Company is located in Rockwall County, Texas and was incorporated on June 29, 2009 under the laws of the State of Nevada.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. There were no allowances for doubtful accounts at December 31, 2012 and 2011. Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in 2012 or 2011.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2012 and 2011 are as follows:

	2012	2011
Office Equipment	$9,748	$9,748
Trucks & Trailers	125,492	81,899
Machinery & Equipment	382,341	319,223
Less: Accumulated Depreciation	(345,121)	(250,864)
Total Fixed Assets	$172,460	$160,006

Depreciation expense for the years ended December 31, 2012 and 2011 was $103,925 and $79,316, respectively.

During 2012, the Company acquired $106,711 of vehicles and trailers and disposed of $0 of fixed assets.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and December 31, 2011, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2012 and December 31, 2011, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company leases office and warehouse space in Royce City, Texas. The facility is approximately 10,000 square feet and is $1,250 per month on a month-to-month basis. This lease was terminated in May and the Company is operating virtual from a job site trailer.

At December 31, 2012, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated January 27, 2011, originally for $17,286, at an annual interest rate of 11.942% due July 27, 2013.  Amount due at December 31, 2012 was $0.

  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at December 31, 2012 was $55,516.  The current principal amount due in one year is $9,607.

  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at December 31, 2012 was $7,805.  The current principal amount due in one year is $3,810.

  Vehicle loan from Alliance Bank, dated March 20, 2012, originally for $34,000, at an annual interest rate of 7.5% due March 20, 2017.  Amount due at December 31, 2012 was $29,586. The current principal amount due in one year is $6,033.

  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at December 31, 2012 was $49,787.  The current principal amount due in one year is $9,448.

  Vehicle loan from Southside Bank, dated February 13, 2012, originally for $116,787, at an annual interest rate of 8.2% due February 28, 2022.  This note was cancelled on August 13, 2012 and there is no remaining balance.

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

The Company had a net income for the year ended December 31, 2012 of $102,206 and a net loss of $21,473 for the year ended December 31, 2011.

Deferred tax assets at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Prior year deferred tax asset	$59,300	$53,930
Utilization of NOL	(25,552)	—
Tax benefit for the year	—	5,370
Total deferred tax asset	33,748	59,300
Less: Valuation Allowance	(33,748)	(59,300)
Net Deferred Tax Asset	$0	$0

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward was $94,043 at December 31, 2012, and will expire in 2031.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2012 and 2011 is attributable to the valuation allowance.

The realization of deferred tax benefit is contingent upon future earnings and is fully reserved at December 31, 2012 and 2011.

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically was in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at December 31, 2012 and December 31, 2011 was $35,672 and $81,536, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through December 31, 2012 totaling $94,043 and had working capital of approximately $158,000.   Because of this retained deficit, the Company most likely will require additional working capital to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has two significant customers from which 97.4% of revenues are derived during the year ended December 31, 2012.

Customers	2012 Revenue	%	2011 Revenue	%
A – Related Party	$0	0.0%	$85,001	17.7%
B	567,487	93.3	295,491	61.7
Others	40,722	6.7	93,413	20.6
TOTAL	$608,209	100.0%	$478,905	100.0%

Approximately 0.0% of the Company’s revenue for the year ended December 31, 2012 was generated from services performed for an entity controlled by the Company’s chief executive officer.

Approximately 17.7% of the Company’s revenue for the year ended December 31, 2011 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In 2012, the FASB issued the following guidance:

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

