Form 10-K/A
period 2012-12-31
PREMIER OIL FIELD SERVICES, INC.
filed 2013-04-19
CIK 1488638

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K/A

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

1713 Morrish Lane, Heath, Texas 75032

(Address, including the ZIP code & telephone number, including area code of Registrant's principal executive office)

(972) 249-6789

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

1

Explanatory Note

We are filing this Form 10-K/A for the period ended December 31, 2012 (“Amended Report”) to change the address of the Registrant. The only change to the original Form 10-K filed on April 16, 2013 (“Original Report”), is reflected on the first page. This Amended Report does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures presented therein, except with regard to the modifications described in this Explanatory Note. As such, this Amended Report continues to speak as of December 31, 2012. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other reports filed with the SEC subsequent to the filing of our Original Report, including any amendments to those filings.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Amended Report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Report have been re-executed and re-filed as of the date of this Amended Report and are included as exhibits hereto.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned hereunto duly authorized.

PREMIER OIL FIELD SERVICES, INC.

By:           /s/  Lewis Andrews

       Lewis Andrews

       Director, President; Secretary and Treasurer

Dated: April 18, 2013

3