Form 10-Q
period 2013-03-31
PREMIER OIL FIELD SERVICES, INC.
filed 2013-05-20
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-138111

PREMIER OIL FIELD SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

534 Savanna Hill Lane, Rockwall, Texas 75032

 (Address of principal executive offices)

(972) 772-9493

(Issuer's telephone number)

N/A

(1713 Moorish Lane, Heath, Texas 75032)

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

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act: Yes[  ] No [X].

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

As of May 20, 2013, there were 7,346,336 shares of Common Stock of the issuer outstanding.

1

TABLE OF CONTENTS

	PART I FINANCIAL STATEMENTS

Item 1	Consolidated Financial Statements	3

Item 2	Management’s Discussion and Analysis or Plan of Operation	12

Item 4	Controls and Procedures	13

	PART II OTHER INFORMATION

Item 6	Exhibits	14
	Signatures
		14

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS
	March 31, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and Cash Equivalents	$299,520	$57,741
Accounts Receivable (net of allowance for doubtful accounts of $1,164 and $0)	321,380	226,814
Other Assets	3,199	1,950
Total Current Assets	624,099	286,505

Fixed Assets (net of accumulated depreciation of $354,657 and $345,121)	119,330	172,460

TOTAL ASSETS	$743,429	$458,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$92,541	$49,616
Accrued Expenses	130,000	—
Accrued Tax Expense	42,081	—
Current Portion of Settlement Payable (Note 6)	20,384	35,672
Current Portion of Notes Payable	24,339	29,128
Total Current Liabilities	309,345	114,416

Long Term Liabilities:
Loan From Shareholder	—	39,608
Long Term Accounts Payable	200	200
Notes Payable	107,068	142,704
Less: Current Portion of Notes Payable	(24,339)	(29,128)
Total Long Term Liabilities	82,929	153,384

TOTAL LIABILITIES	392,274	267,800

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2013 and December 31, 2012	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at March 31, 2013 and December 31, 2012	7,346	7,346
Additional Paid in capital	277,862	277,862
Retained Earnings/(Accumulated Deficit)	65,947	(94,043)
Total Stockholders’ Equity	351,155	191,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$743,429	$458,965

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (Unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

REVENUES
Third Party Revenues	$571,330	$172,712
Related Party Revenues	—	—
TOTAL REVENUES	571,330	172,712

COST of SALES (inclusive of depreciation of $20,183 and $24,958)	194,945	45,390
Gross Profit	376,385	127,322

Operating Expenses:
Depreciation and Amortization	251	251
Other General and Administrative	169,057	117,520
Total Operating Expenses	169,308	117,771

Operating Income	207,077	9,551

Other Income (Expense)
Interest Income	8	17
Other Income	—	—
Loss on Sale of Assets	(3,109)	—
Interest Expense	(1,905)	(3,173)
Total Other Income (Expense)	(5,006)	(3,156)

Net Income before Income Tax Expense	202,071	6,395

Provision for Income Tax (Expense)	(42,081)	—

Net Income after Income Tax Expense	$159,990	$6,395

Basic and Diluted Loss per share	$0.02	$0.00

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,346,336

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2012 and The Three Months Ended March 31, 2013

			Additional	Retained Earnings /
	Common Shares	Common Amount	Paid In Capital	(Accumulated Deficit)	Total

Balance at January 1, 2012	7,346,336	$7,346	$277,862	$(196,249)	$88,959

Net Income	0	0	0	102,206	102,206

Balance at December 31, 2012	7,346,336	7,346	277,862	(94,043)	191,165

Net Income	0	0	0	159,990	159,990

Balance at March 31, 2013 (unaudited)	7,346,336	$7,346	$277,862	$65,947	$351,155

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED March 31, 2013 and 2012 (Unaudited)

	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$159,990	$6,395
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation Expense	20,434	25,209
Bad Debt Expense Loss on Sale of Asset	1,164 3,109	—
Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	(95,730)	13,825
(Increase) Decrease in Other Current Assets	(1,249)	2,419
Increase (Decrease) Accounts Payable	27,638	(17,788)
Increase (Decrease) Accrued Expenses	172,081	(2,058)
NET CASH (USED IN) OPERATING ACTIVITIES	287,437	28,002

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	29,586	—
Purchase of Fixed Assets	—	(172,512)
NET CASH (USED IN) INVESTING ACTIVITIES	29,586	(172,512)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	19,765
Payments on Shareholder Loan	(39,608)	—
Payments on Note Payable	(35,636)	(5,096)
Proceeds from Notes Payable	—	150,787
NET CASH PROVIDED BY FINANCING ACTIVITIES	(75,244)	165,456

NET CHANGE IN CASH AND CASH EQUIVALENTS	241,799	20,946
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,741	112,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$299,520	$133,841

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$1,905	$3,173
Loss on Sale of Assets	$3,109	$—
Cash Paid During the Period for Income Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(Unaudited)

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Premier Oil Field Services, Inc. (The “Company” or "Premier") serves the oil and gas industry with down-hole drilling motors. These motors are used in the oil and gas well drilling process to drill out frac plugs and other debris in the well bore.  The Company is located in Rockwall, Texas and was incorporated on June 29, 2009 under the laws of the State of Nevada.

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K. filed on April 16, 2013 and amended on April 19, 2013. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $1,164 and $0 at March 31, 2013 and December 31, 2012, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three and three months ended March 31, 2013 and 2012.

Cost of Sales:

Cost of sales consists primarily of shop supplies, contract labor, field related expenses, and deprecation on equipment used in providing services.

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

Emerging Growth Company Critical Accounting Policy Disclosure

The Company qualifies as an “emerging growth company” under the 2012 JOBS Act. Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.   As an emerging grown company, the Company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  The Company may elect to take advantage of the benefits of this extended transition period in the future.

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 20132	December 31, 2012
Office Equipment	$9,748	$9,748
Trucks & Trailers	81,898	125,492
Machinery & Equipment	382,341	382,341
Less: Accumulated Depreciation	(354,657)	(345,121)
Total Fixed Assets	$119,330	$172,460

Depreciation expense for the three months ended March 31, 2013 and 2012 was $20,434 and $25,209, respectively.

In January 2013 the Company sold a vehicle for $29,586 and realized a loss of $3,109 on the transaction.

In February 2012 the Company purchased a trailer for $128,907 and due to misrepresentation by the seller the trailer was returned in August 2012 and the bank released the Company of its obligation which was $114,599 at the time. Other income of $11,613 was recorded on the settlement.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2013 and December 31, 2012, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2013 and December 31, 2012, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company operates out of a mobile trailer as it is on-site at gas fields. The Company uses the President’s home address as its mailing address.

At March 31, 2013, the Company had the following outstanding notes payable:

  Vehicle loan from Ford Motor Credit, dated June 15, 2011, originally for $66,703, at an annual interest rate of 9.4% due June 15, 2017.  Amount due at March 31, 2013 was $52,949.  The current principal amount due in one year is $10,276.
  Vehicle loan from Alliance Bank, dated September 8, 2011, originally for $12,500, at an annual interest rate of 12% due September 8, 2014.  Amount due at March 31, 2013 was $6,753.  The current principal amount due in one year is $4,387.
  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at March 31, 2013 was $52,949.  The current principal amount due in one year is $9,676.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2013	2012
Prior Year	$33,748	$59,300
Utilization of NOL	(33,748)	(25,552)
Tax Benefit for Current Period	—	—
Net Operating Loss Carryforward	$—	$33,748
Less: Valuation Allowance	—	(33,748)
Net Deferred Tax Asset	$0	$0

The Company now has a cumulative net operating income at March 31, 2013 of $65,947 and a cumulative net operating loss carry-forward of $94,043 at December 31, 2012,

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at March 31, 2013 and December 31, 2012 was $20,384 and $35,672, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has retained earnings through March 31, 2013 totaling $65,947and positive working capital of $314,754.   Although the Company has retained earnings it has a history of an accumulated deficit and it is uncertain whether additional working capital will be required to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2013.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has two significant customers from which 94% of revenues were derived during the three months ended March 31, 2013.

Customers	2012 Revenue	%	2012 Revenue	%
A – Related Party	$0	0.0%	$0	0.0%
B	571,330	100.0	172,712	100.0
C	0	0.0	0	0.0
Others	0	0.0	0	0.0
TOTAL	$571,330	100.0%	$172,712	100.0%

None of the Company’s revenue for the three months ended March 31, 2013 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    On April 22, 2013 the President was paid $180,000 as compensation and on April 24, 2013 the President was paid an additional $80,000 as compensation for a total of $260,000. A Board of Director’s resolution was passed approving the compensation. $130,000 was accrued as of March 31, 2013. No other reportable subsequent events were noted.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Executive Overview

The first fiscal quarter of 2013 has been very positive for the Company. Our revenues increased 231% to $571,330 all from our largest customer. Our drilling services have seen a sharp increase specific to chemical use and reprocessing of the chemicals used in the hydraulic fracking process. Revenues applicable to this process were $361,030 through March 31, 2013. Going forward in 2013 we expect continued growth year-over-year but we anticipate the rate of growth to slow compared to the three months ended March 31, 2013.

Employees

We currently employ one employee, the President. The Company contracts three contract employees, one field technician, one field consultant and one administrative consultant.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2013 and 2012

Our quarter ended on March 31, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2013 was $571,330 compared to $172,712 for the three month period ended March 31, 2012.   The increase in sales of $398,618 is due to a number of large jobs with our largest customer and additional revenues related to chemical use and reprocessing of the chemicals in the hydraulic fracking process. The sales were $210,300 for comparative fracking services versus 2012 ($172,712) and $361,030 for the chemical use and reprocessing versus $0 in 2012.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2013 was $376,385 or 65.9%, compared to $127,322 or 73.7%, for the three months ended March 31, 2012.   Backing out depreciation expense of $20,183 and $24,958 for 2013 and 2012, respectively, gross margin would be 69.2% compared to 88.3%, respectively, a decrease of 18.9% points (about $108,000). The change is attributable costs related to using and reprocessing of chemicals: equipment rental $46,000, supplies $11,000 and contract services $44,000.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2013 were $169,308 compared to $117,771 for the three months ended March 31, 2012. Depreciation expense included in the operating expense was $251 and $251, respectively, for the three months ended March 31, 2013 and 2012. The net increase of $51,537 is related to a net increase in salaries/contract services of $75,000 as the Company accrued $130,000 of compensation to the President. This was partially off-set by a decrease in rent and other related facility costs (no longer renting building space).

NET INCOME. Net income for the three months March 31, 2013 was $159,990 compared $6,395 for the three months ended March 31, 2012.   The increased sales volume and expense fluctuations as discussed above were the cause for the income increase.

A tax provision of $42,081 was accrued after the NOL (net operating loss) carry forward of $33,748 was utilized.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has retained earnings of $65,947 as of March 31, 2013.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has positive working capital of $314,754 due to cash of $299,520 and receivables of $321,380. Cash flows from operations for the three months ended March 31, 2013 were $287,437.

Long Term Liquidity

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to remain positive through 2013.

Capital Resources

As of March 31, 2013, the Company had capital commitments of $107,068 for vehicles and trailers purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of March 31, 2013 increased by about $136,600 to $314,754, versus $172,100 as of December 31, 2012.

STOCKHOLDER’S EQUITY: Stockholder’s Equity as of March 31, 2013 increased by $65,947 due to the net income.

GOING CONCERN: Although the Company has working capital of $314,754 and a retained earnings of $65,947 as of  March 31, 2013, it has a history of losses and a retained deficit. Because of this history of an accumulated deficit and prior loses, the Company may require additional working capital to survive. The Company may need to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services monthly. The accounts payable balance at March 31, 2013 was $7,200 and at December 31, 2012 was $4,250.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2013, our Chief Executive and Chief Financial Officer as of March 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: May 20, 2013

