Form 10-Q
period 2013-06-30
PREMIER OIL FIELD SERVICES, INC.
filed 2013-10-23
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

(1713 Moorish Lane, Heath, Texas 75032)

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

1

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2013 AND DECEMBER 31, 2012

ASSETS	June 30, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and Cash Equivalents	$60,553	$57,741
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	—	226,814
Other Assets	4,420	1,950
Total Current Assets	64,973	286,505

Fixed Assets (net of accumulated depreciation of $349,637 and $345,121)	70,738	172,460

TOTAL ASSETS	$135,711	$458,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$33,083	$49,616
Accrued Expenses	342	—
Accrued Tax Expense	—	—
Current Portion of Settlement Payable (Note 6)	5,096	35,672
Current Portion of Notes Payable	10,135	29,128
Total Current Liabilities	48,656	114,416

Long Term Liabilities:
Loan From Shareholder	1,021	39,608
Long Term Accounts Payable	—	200
Notes Payable	44,875	142,704
Less: Current Portion of Notes Payable	(10,135)	(29,128)
Total Long Term Liabilities	35,761	153,384

TOTAL LIABILITIES	84,417	267,800

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at June 30, 2013 and December 31, 2012	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at June 30, 2013 and December 31, 2012	7,346	7,346
Additional Paid in capital	277,862	277,862
Retained Earnings/(Accumulated Deficit)	(233,914)	(94,043)
Total Stockholders’ Equity	51,294	191,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$135,711	$458,965

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

REVENUES
Third Party Revenues	$81,120	$39,637	$652,450	$212,349
Related Party Revenues	—	—	—	—
TOTAL REVENUES	81,120	39,637	652,450	212,349

COST of SALES (inclusive of depreciation of $16,335 and $24,958 for three months and $36,518 and $49,915 for six months)	242,515	32,665	437,460	78,055
Gross Profit	(161,395)	6,972	214,990	134,294

Operating Expenses:
Depreciation and Amortization	90	252	341	503
Other General and Administrative	194,881	96,556	363,938	214,076
Total Operating Expenses	194,971	96,808	364,279	214,579

Operating Income (Loss)	(356,366)	(89,836)	(149,289)	(80,285)

Other Income (Expense)
Interest Income	4	17	12	34
Gain (Loss) on Disposal of Assets	16,083	—	12,974	—
Interest Expense	(1,663)	(8,262)	(3,568)	(11,435)
Total Other Income (Expense)	14,424	(8,245)	9,418	(11,401)

Net Income before Income Tax Expense	(341,942)	(98,081)	(139,871)	(91,686)

Provision for Income Tax (Expense)	42,081	—	—	—

Net Income (Loss) after Income Tax Expense	$(299,861)	$(98,081)	$(139,871)	$(91,686)

Basic and Diluted Loss per share	$(0.04)	$(0.01)	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,346,336	7,346,336	7,346,336

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2012 and The Six months Ended June 30, 2013

	Common Shares	Common Amount	Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Total

Balance at January 1, 2012	7,346,336	$7,346	$277,862	$(196,249)	$88,959

Net Income	0	0	0	102,206	102,206

Balance at December 31, 2012	7,346,336	7,346	277,862	(94,043)	191,165

Net Income (Loss)	0	0	0	(139,871)	(139,871)

Balance at June 30, 2013 (unaudited)	7,346,336	$7,346	$277,862	$(233,914)	$51,294

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED June 30, 2013 and 2012 (Unaudited)

	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(139,871)	$(91,686)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation Expense	36,859	50,418
Bad Debt Expense Loss on Sale of Asset	1,164 (12,974)	—
Changes in assets and liabilities:
Decrease in Accounts Receivable	225,650	34,748
(Increase) in Other Current Assets	(2,470)	(170)
Increase (Decrease) Accounts Payable	(47,308)	(6,760)
Increase (Decrease) Accrued Expenses	342	(16,745)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	61,392	(30,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	77,836	—
Purchase of Fixed Assets	—	(172,499)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	77,836	(172,499)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	—
Payments on Shareholder Loan	(38,587)	24,935
Payments on Note Payable	(97,829)	(13,271)
Proceeds from Notes Payable	—	150,787
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(136,416)	162,451

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,812	(40,243)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,741	112,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$60,553	$72,652

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$3,568	$9,299
(Gain) Loss on Sale of Assets	$(12,974)	$—
Cash Paid During the Period for Income Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013

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

Cash and Cash Equivalents:

All highly liquid investments with original maturities of six months or less are included in cash and cash equivalents.  All deposits are maintained in FDIC insured depository accounts in local financial institutions and balances are insured up to $250,000.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $1,164 and $0 at June 30, 2013 and December 31, 2012, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three and six months ended June 30, 2013 and 2012.

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

NOTE 2 – FIXED ASSETS

Fixed assets at June 30, 2013 and December 31, 2012 are as follows:

	June 30, 20132	December 31, 2012
Office Equipment	$9,748	$9,748
Trucks & Trailers	28,286	125,492
Machinery & Equipment	382,341	382,341
Less: Accumulated Depreciation	(349,637)	(345,121)
Total Fixed Assets	$70,738	$172,460

Depreciation expense for the three months ended June 30, 2013 and 2012 was $16,127 and $25,209, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 was $36,859 and $50,418, respectively.

In January 2013 the Company sold a vehicle for $29,586 and realized a loss of $3,109 on the transaction. In June the Company disposed of a vehicle generating a gain of $16,083.

In February 2012 the Company purchased a trailer for $128,907 and due to misrepresentation by the seller the trailer was returned in August 2012 and the bank released the Company of its obligation which was $114,599 at the time. Other income of $11,613 was recorded on the settlement.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2013 and December 31, 2012, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At June 30, 2013 and December 31, 2012, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company operates out of a mobile trailer as it is on-site at gas fields. The Company uses the President’s home address as its mailing address.

At June 30, 2013, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at June 30, 2013 was $44,875.  The current principal amount due in one year is $10,135.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of June 30, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	June 30,	December 31,
	2013	2012
Prior Year	$33,748	$59,300
Utilization of NOL	—	(25,552)
Tax Benefit for Current Period	34,968	—
Net Operating Loss Carryforward	$68,716	$33,748
Less: Valuation Allowance	(68,716)	(33,748)
Net Deferred Tax Asset	$0	$0

The Company now has a cumulative net operating loss at June 30, 2013 of $233,914 and a cumulative net operating loss carry-forward of $94,043 at December 31, 2012,

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at June 30, 2013 and December 31, 2012 was $5,096 and $35,672, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through June 30, 2013 totaling $233,914 and positive working capital of $16,317.   Although the Company has retained earnings it has a history of an accumulated deficit and it is uncertain whether additional working capital will be required to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has one significant customer from which 100% of revenues were derived during the six months ended June 30, 2013.

Customers	2013 Revenue	%	2012 Revenue	%
A – Related Party	$0	0.0%	$0	0.0%
B	652,450	100.0	182,589	86.0
C	0	0.0	14,100	6.5
Others	0	0.0	15,660	7.5
TOTAL	$652,450	100.0%	$212,349	100.0%

None of the Company’s revenue for the six months ended June 30, 2013 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

No reportable subsequent events were noted as of the date of the report

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Executive Overview

The first fiscal quarter of 2013 has been very positive for the Company. Our revenues increased 231% to $571,330 all from our largest customer. Our drilling services have seen a sharp increase specific to chemical use and reprocessing of the chemicals used in the hydraulic fracking process. Revenues applicable to this process were $361,030 through June 30, 2013. Going forward in 2013 we expect continued growth year-over-year but we anticipate the rate of growth to slow compared to the six months ended June 30, 2013.

Employees

We currently employ one employee, the President. The Company contracts three contract employees, one field technician, one field consultant and one administrative consultant.

RESULTS FOR THE SIX MONTHS ENDED June 30, 2013 and 2012

Our quarter ended on June 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended June 30, 2013 was $81,120 compared to $39,637 for the three month period ended June 30, 2012.   The increase in sales of $41,483 is due to a number of large jobs with our largest customer and additional revenues related to chemical use and reprocessing of the chemicals in the hydraulic fracking process. The sales were $0 for comparative fracking services versus 2012 ($39,637) and $81,1200 for the chemical use and reprocessing versus $0 in 2012.

Revenue for the six months ended June 30, 2013 was $652,450 compared to $212,349 for the six month period ended June 30, 2012.   The increase in sales of $440,101 is due to a number of large jobs with our largest customer and additional revenues related to chemical use and reprocessing of the chemicals in the hydraulic fracking process. The sales were $210,300 for comparative fracking services versus 2012 ($212,349) and $442,150 for the chemical use and reprocessing versus $0 in 2012.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2013 was a loss of $161,395 or -199%, compared to $6,972 or 17.6%, for the three months ended June 30, 2012.   Backing out depreciation expense of $16,127 and $25,209 for 2013 and 2012, respectively, gross margin would be -179.1% compared to 81.2%, respectively. The change is attributable to costs related to using and reprocessing of chemicals: equipment rental and supplies $168,000, and contract services $45,000. The revenue volume required to cover the fixed costs were not achieved in the period ended June 30, 2013.

Gross profit for the six months ended June 30, 2013 was $214,990 or 33.0%, compared to $134,294 or 63.2%, for the six months ended June 30, 2012.   Backing out depreciation expense of $36,859 and $50,418 for 2013 and 2012, respectively, gross margin would be 44.2% compared to 87.0%, respectively, a decrease of 42.7% points (about $350,000). The change is attributable costs related to using and reprocessing of chemicals: equipment rental and supplies $250,000 and contract services $99,000.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2013 were $194,971 compared to $96,808 for the three months ended June 30, 2012. Depreciation expense included in the operating expense was $90 and $252, respectively, for the three months ended June 30, 2013 and 2012. The net increase of $98,163 is related to a net increase in salaries/contract services of $105,000 as the Company incurred $135,000 of compensation to the President. This was partially off-set by a decrease in rent and other related facility costs (no longer renting building space).

Total operating expenses for the six months ended June 30, 2013 were $364,279 compared to $214,579 for the six months ended June 30, 2012. Depreciation expense included in the operating expense was $341 and $503, respectively, for the six months ended June 30, 2013 and 2012. The net increase of $149,700 is related to a net increase in salaries/contract services of $180,000 as the Company incurred $265,000 of compensation to the President. This was partially off-set by a decrease in rent and other related facility costs (no longer renting building space).

NET INCOME. Net loss for the periods ended June 30, 2013 and 20132 was $299,681 and $98,861 respectively for the three months ended June 30 and $139,871 and $91,686 respectively for the six months ended June 30.   reasons for the changes are discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has aretained deficit of $233,914 as of June 30, 2013.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has positive working capital of $16,317 due to cash of $60,553 which is partially offset by payables of $48,656. Cash flows from operations for the six months ended June 30, 2013 were $61,392.

.

Long Term Liquidity

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to remain positive through 2013.

Capital Resources

As of June 30, 2013, the Company had capital commitments of $44,875 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of June 30, 2013 decreased by about $143,000 to $16,317, versus $172,100 as of December 31, 2012.

STOCKHOLDER’S EQUITY: Stockholder’s Equity as of June 30, 2013 decreased by $139,781 due to the net loss.

GOING CONCERN: The Company has working capital of $16,317 and a retained deficit of $233,914 as of  June 30, 2013, and it has a history of losses and a retained deficit. Because of this history of an accumulated deficit and prior loses, the Company may require additional working capital to survive. The Company may need to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services monthly. The accounts payable balance at June 30, 2013 was $9,250 and at December 31, 2012 was $4,250.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2013, our Chief Executive and Chief Financial Officer as of June 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

