Form 10-Q
period 2013-09-30
PREMIER OIL FIELD SERVICES, INC.
filed 2013-11-19
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files), Yes [ ] No [X ]

As of November 15, 2013, there were 7,346,336 shares of Common Stock of the issuer outstanding.

1

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

ASSETS	September 30, 2013	December 31, 2012
Current Assets	(Unaudited)
Cash and Cash Equivalents	$26,879	$57,741
Accounts Receivable (net of allowance for doubtful accounts of $0 and $0)	1,164	226,814
Other Assets	7,046	1,950
Total Current Assets	35,089	286,505

Fixed Assets (net of accumulated depreciation of $357,207 and $345,121)	63,168	172,460

TOTAL ASSETS	$98,257	$458,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$34,051	$49,616
Accrued Expenses	342	—
Accrued Tax Expense	—	—
Current Portion of Settlement Payable (Note 6)	—	35,672
Current Portion of Notes Payable	10,714	29,128
Total Current Liabilities	45,107	114,416

Long Term Liabilities:
Loan From Shareholder	7,707	39,608
Long Term Accounts Payable	—	200
Notes Payable	42,426	142,704
Less: Current Portion of Notes Payable	(10,714)	(29,128)
Total Long Term Liabilities	39,419	153,384

TOTAL LIABILITIES	84,526	267,800

Stockholders’ Equity
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at September 30, 2013 and December 31, 2012	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at September 30, 2013 and December 31, 2012	7,346	7,346
Additional Paid in capital	277,862	277,862
Retained Earnings/(Accumulated Deficit)	(271,477)	(94,043)
Total Stockholders’ Equity	13,731	191,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,257	$458,965

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012 (Unaudited)

	Three Months Ended		Nine months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

REVENUES
Third Party Revenues	$—	$41,450	$652,450	$253,799
Related Party Revenues	—	—	—	—
TOTAL REVENUES	—	41,450	652,450	253,799

COST of SALES (inclusive of depreciation of $7,570 and $28,113 for three months and $44,088 and $78,029 for nine months)	16,084	34,124	453,544	112,179
Gross Profit	(16,084)	7,326	198,906	141,620

Operating Expenses:
Depreciation and Amortization	—	251	341	754
Other General and Administrative	21,166	14,334	385,104	228,410
Total Operating Expenses	21,166	14,585	385,445	229,164

Operating Income (Loss)	(37,250)	(7,259)	(186,539)	(87,544)

Other Income (Expense)
Interest Income	2	15	14	49
Gain (Loss) on Disposal of Assets	—	11,613	12,974	11,613
Interest Expense	(315)	2,493	(3,883)	(8,942)
Total Other Income (Expense)	(313)	14,121	9,105	2,720

Net Income before Income Tax Expense	(37,563)	6,862	(177,434)	(84,824)

Provision for Income Tax (Expense)	—	—	—	—

Net Income (Loss) after Income Tax Expense	$(37,563)	$6,862	$(177,434)	$(84,824)

Basic and Diluted Loss per share	$(0.01)	$0.00	$(0.02)	$(0.01)

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,346,336	7,346,336	7,346,336

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2012 and The Nine months Ended September 30, 2013

	Common Shares	Common Amount	Additional Paid In Capital	Retained Earnings/ (Accumulated Deficit)	Total

Balance at January 1, 2012	7,346,336	$7,346	$277,862	$(196,249)	$88,959

Net Income	0	0	0	102,206	102,206

Balance at December 31, 2012	7,346,336	7,346	277,862	(94,043)	191,165

Net Income (Loss)	0	0	0	(177,434)	(177,434)

Balance at September 30, 2013 (unaudited)	7,346,336	$7,346	$277,862	$(271,477)	$13,731

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED September 30, 2013 and 2012 (Unaudited)

	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(177,434)	$(84,824)
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation Expense	44,429	78,783
Bad Debt Expense Loss on Sale of Asset	1,164 (12,974)	—
Changes in assets and liabilities:
Decrease in Accounts Receivable	224,486	17,408
(Increase) in Other Current Assets	(5,096)	(170)
(Decrease) Accounts Payable	(51,436)	(50,542)
Increase (Decrease) Accrued Expenses	342	(24,058)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,481	(63,403)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	77,836	119,239
Purchase of Fixed Assets	—	(235,618)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	77,836	(116,379)

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	—	—
Payments on Shareholder Loan	(31,901)	48,921
Payments on Note Payable	(100,278)	(138,842)
Proceeds from Notes Payable	—	215,655
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(132,179)	125,734

NET CHANGE IN CASH AND CASH EQUIVALENTS	(30,862)	(54,048)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,741	112,895
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$26,879	$58,847

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$3,883	$8,942
(Gain) Loss on Sale of Assets	$(12,974)	$—
Cash Paid During the Period for Income Taxes	$—	$—

See accompanying summary of accounting policies and notes to consolidated financial statements.

 PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2013

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at September 30, 2013 and December 31, 2012, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three and nine months ended September 30, 2013 and 2012.

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

NOTE 2 – FIXED ASSETS

Fixed assets at September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013	December 31, 2012
Office Equipment	$9,748	$9,748
Trucks & Trailers	28,286	125,492
Machinery & Equipment	382,341	382,341
Less: Accumulated Depreciation	(357,207)	(345,121)
Total Fixed Assets	$63,168	$172,460

Depreciation expense for the three months ended September 30, 2013 and 2012 was $7,570 and $28,365, respectively. Depreciation expense for the nine months ended September 30, 2013 and 2012 was $44,429 and $78,783, respectively.

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

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2013 and December 31, 2012, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At September 30, 2013 and December 31, 2012, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company operates out of a mobile trailer as it is on-site at gas fields. The Company uses the President’s home address as its mailing address.

At September 30, 2013, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at September 30, 2013 was $42,426.  The current principal amount due in one year is $10,714.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of September 30, 2013 and December 31, 2012 are as follows:

Deferred tax asset related to:

	September 30,	December 31,
	2013	2012
Prior Year	$33,748	$59,300
Utilization of NOL	—	(25,552)
Tax Benefit for Current Period	44,359	—
Net Operating Loss Carryforward	$78,107	$33,748
Less: Valuation Allowance	(78,107)	(33,748)
Net Deferred Tax Asset	$0	$0

The Company now has a cumulative net operating loss at September 30, 2013 of $271,477 and a cumulative net operating loss carry-forward of $94,043 at December 31, 2012,

NOTE 6 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment will now be due by September 15, 2013. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at September 30, 2013 and December 31, 2012 was $0 and $35,672, respectively.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through September 30, 2013 totaling $271,477 and negative working capital of $10,018.   Although the Company has retained earnings it has a history of an accumulated deficit and it is uncertain whether additional working capital will be required to develop its business operations.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has one significant customer from which 100% of revenues were derived during the nine months ended September 30, 2013.

Customers	2013 Revenue	%	2012 Revenue	%
A – Related Party	$0	0.0%	$0	0.0%
B	652,450	100.0	224,039	88.3
C	0	0.0	14,100	5.6
Others	0	0.0	15,660	6.1
TOTAL	$652,450	100.0%	$253,779	100.0%

None of the Company’s revenue for the nine months ended September 30, 2013 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

No reportable subsequent events were noted as of the date of the report

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Executive Overview

The first fiscal quarter of 2013 was very positive for the Company. UInfortunately during the second fiscal quarter the revenues declined as the Company was unable to renew contracts. This has carried over to the fiscal third and fourth quarters as new contacts have not been signed.

Employees

We currently employ one employee, the President. The Company contracted three contract employees, one field technician, one field consultant and one administrative consultant. Currently the Company only contracts the administrative consultant on a temporary basis.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2013 and 2012

Our quarter ended on September 30, 2013.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended September 30, 2013 was $0 compared to $41,450 for the three month period ended September 30, 2012.   The decrease in sales of $41,450 is due to the non-renewal of contracts in the fiscal second and third quarters of 2013.

Revenue for the nine months ended September 30, 2013 was $652,450 compared to $253,799 for the nine month period ended September 30, 2012.   The increase in sales of $398,651 is due to a number of large jobs with our largest customer and additional revenues related to chemical use and reprocessing of the chemicals in the hydraulic fracking process that were started in the fiscal first quarter and completed in the fiscal second quarter. The sales were $210,300 for comparative fracking services versus 2012 ($253,799) and $442,150 for the chemical use and reprocessing versus $0 in 2012.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2013 was a loss of $16,084 or -100%, compared to $7,326 or 17.7%, for the three months ended September 30, 2012.   Backing out depreciation expense of $7,570 and $28,113 for 2013 and 2012, respectively, gross margin would be -100% compared to 85.5%, respectively. The change is attributable to the non-renewal of contracts.

Gross profit for the nine months ended September 30, 2013 was $198,906 or 30.5%, compared to $141,620 or 55.8%, for the nine months ended September 30, 2012.   Backing out depreciation expense of $44,088 and $78,029 for 2013 and 2012, respectively, gross margin would be 37.2% compared to 86.5%, respectively, a decrease of 49.3% points (about $320,000). The change is attributable costs related to using and reprocessing of chemicals: equipment rental and supplies $260,000 and contract services $99,000.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2013 were $21,1661 compared to $14,585 for the three months ended September 30, 2012. Depreciation expense included in the operating expense was $0 and $251, respectively, for the three months ended September 30, 2013 and 2012. The net increase of $6,832 is related to travel and contract services.

Total operating expenses for the nine months ended September 30, 2013 were $385,445 compared to $229,164 for the nine months ended September 30, 2012. Depreciation expense included in the operating expense was $341 and $754, respectively, for the nine months ended September 30, 2013 and 2012. The net increase of $156,694 is related to a net increase in salaries/contract services of $180,000 as the Company incurred $265,000 of compensation to the President. This was partially off-set by a decrease in rent and other related facility costs (no longer renting building space).

NET INCOME. Net income/loss for the periods ended September 30, 2013 and 2012 was a loss of $37,563 and income of $6,862 respectively for the three months ended September 30 and losses of $177,434 and $84,824 respectively for the nine months ended September 30.   Reasons for the changes are discussed above.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has a retained deficit of $271,477 as of September 30, 2013.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has negative working capital of $10,018 and cash flows from operations for the nine months ended September 30, 2013 were $23,481.

Long Term Liquidity

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to remain positive through 2013.

Capital Resources

As of September 30, 2013, the Company had capital commitments of $42,426 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006, has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of September 30, 2013 decreased by about $182,000 to negative $10,018, versus $172,100 as of December 31, 2012.

STOCKHOLDER’S EQUITY: Stockholder’s Equity as of September 30, 2013 decreased by $177,434 due to the net loss.

GOING CONCERN: The Company has negative working capital of $10,018 and a retained deficit of $271,477 as of  September 30, 2013, and it has a history of losses and a retained deficit. Because of this history of an accumulated deficit and prior loses, the Company may require additional working capital to survive. The Company may need to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services monthly. The accounts payable balance at September 30, 2013 was $14,700 and at December 31, 2012 was $4,250.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2013, our Chief Executive and Chief Financial Officer as of September 30, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

•   Reliance upon third party financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transaction.

•   Lack of sufficient accounting staff which results in a lack of segregation of duties necessary for a good system of internal control.

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

Date: November 18, 2013

