Form 10-K
period 2013-12-31
PREMIER OIL FIELD SERVICES, INC.
filed 2014-04-02
CIK 1488638

CURRENT REPORT FOR ISSUERS SUBJECT TO THE

1934 ACT REPORTING REQUIREMENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act

For the Fiscal Year Ended December 31, 2013

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

 270 Southern Drive, Royce City, Texas 75189-5704

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

Large Accelerated Filer [ ].	Accelerated Filer [ ].

Non-Accelerated Filer [ ].	Smaller Reporting Company [X]

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act:  Yes [    ]   No [ X ].

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2013: $473,168.

Shares of common stock outstanding at March 20, 2013:    7,346,336

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

We are a provider of motors to the hydraulic fracturing industry, a process that creates fractures extending from the well bore through the rock formation to enable natural gas or oil to move more easily through the rock pores to a production well.  Our equipment is comprised of drilling motors which are used on-site in the field. We also provide chemicals for that are used in the fracturing process and reprocess the chemicals for continued use.

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

The current fluctuations in price for oil and natural gas, and the drive for the United States to achieve energy independence, have invigorated the market with increased exploration, development, and production activity, resulting in a corresponding increase in the demand for our natural gas well services and products.

In North America, the industry experienced an unprecedented decline in drilling activity and rig count during 2009.  These declines, coupled with natural gas storage levels reaching record levels, resulted in severe margin contraction in 2009.  Over the past few years we have seen continued growth in our revenues. After triple digit growth in 2011 and double digit growth in 2012 we experienced single digit growth in 2013. The small to intermediate oil and gas fields continue to show strong activity

Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control.  Any prolonged reduction in oil and natural gas prices will depress the immediate levels of exploration, development, and production activity.  Perceptions of longer-term lower oil and natural gas prices by oil and natural gas companies can similarly reduce or defer major expenditures given the long-term nature of many large-scale development projects.

Resources

Resources essential to our business, including tools and shop supplies required to perform the services, are normally readily available.   We are always seeking ways to ensure the availability of resources, as well as manage their costs.

Customers

We service small, independent gas fields.

Employees

We currently have one employee, the President.

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

ITEM 2.                      DESCRIPTION OF PROPERTY

Our corporate office are located in Heath, Texas and we operate predominately out of a mobile unit (RV) enabling us to be on-site when necessary.

ITEM  3.                      LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008.   During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically is in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The balance was paid off in 2013.. In consideration for this agreement the Company agreed to pay VARCO an additional $1,500. VARCO retains the right to execute the original agreement should the Company breach this amendment. The balance owed at December 31, 2013 and December 31, 2012 was $0 and $35,672, respectively.

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                       MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

As of December 31, 2013 the Common Stock is not trading.

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

ITEM 7.                      MANAGEMENT DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION

SUMMARY OF 2013

EXECUTIVE OVERVIEW: After triple digit growth in 2011 and double digit growth in 2012 we experienced single digit growth of 7% in 2013 to $652,450. The first half of the year was very strong with all sales activity being realized and the second half we did not receive any new contracts although the small to intermediate oil and gas fields continue to show strong activity. Our cost of goods sold as a percent of sales increased versus 2012 due to the expenses related to running the chemical reprocessing operations.

Material Changes in Results of Operations

Results for the Year Ended December 31, 2013

REVENUE:

Our revenue for the year ended December 31, 2013 was $652,450 versus $608,209 for the year ended December 31, 2012.  The year-over-year increase in revenue of $44,241 is due to a number of large jobs with our largest customer and additional revenues related to chemical use and reprocessing of the chemicals in the hydraulic fracturing process. The sales were $210,300 for comparative fracturing services versus 2012 ($608,209) and $442,150 for the chemical use and reprocessing versus $0 in 2012.

COST OF SALES:

Cost of Sales were $471,095 for the year ended December 31, 2013 versus $213,835 for the same period in 2012.  Depreciation expense was $51,999 and $103,925 for the year ended December 31, 2013 and 2012, respectively.  Backing out depreciation, net cost of sales were $419,096 and $109,910 for the year ended December 31, 2013 and 2012, respectively.  The increase in net cost of sales as a percentage of revenue (72.2% in 2013 and 18.2% in 2012) is impacted by material and contract labor costs associated with the chemical additive and its reprocessing.

GROSS PROFIT

Gross profit for the year ended 2013 was $181,355 or 27.8% versus $394,374 or 64.8% for the year ended December 31, 2012. Adding back depreciation of $51,999 and $103,925 for 2013 and 2012, respectively, gross profit would have been $233,354 (35.8%) compared to $498,299 (81.9%), respectively. The change year-over-year of negative 46.1 percentage points is due to lower margin on the fracturing chemical and its reprocessing versus standard fracturing services (impact of about $280,000: Equipment rental and supplies $200,000 and contract services $80,000).

OPERATING EXPENSES:

Operating expenses were $388,560 for the year ended December 31, 2013 versus $280,824 for the year ended December 31, 2012.   The increase in expenses of $107,736 is due to a net increase in salaries/contract services of $180,000 as the Company incurred $265,000 of compensation to the President. This was partially off-set by a decrease in rent and other related facility costs (no longer renting building space).

NET INCOME (LOSS):

Net loss for the year ended December 31, 2013 was $203,064 versus net income of $102,206 for the year ended December 31, 2012.   The decreased profit is related to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES:    The Company plans for liquidity needs on a short term and long term basis as follows:

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact other than the reduced revenues during the second half of 2013.

Short Term Liquidity:

The Company has an accumulated deficit of $297,107 as of December 31, 2013.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  If sales do not rebound the Company will need additional shareholder advances to pay for expenses.

Long Term Liquidity:

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities will struggle to be positive in 2014 if new contract are not signed. Long-term liabilities total approximately $32,500 at December 31, 2013 and we plan to fund these liabilities through cash flows from operations or if need be shareholder advances.

Capital Resources

As of December 31, 2013, the Company had notes payable of $142,704 for vehicles purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, Events or Uncertainties

Prior to fiscal 2013 the Company did not experience noticeable sales trends.  Sales revenue typically followed the oil and gas market and when prices increased business usually remained strong.  Historically, when oil and gas prices fell, sales revenue for the Company decreased. In 2013 the Company received significant business from one customer in the first half of the year and then did not gain additional business in the second half of the year. The trend of no business from this one customer continues.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of December 31, 2013 was negative $34,984.  This is a decrease of about $207,000 versus December 31, 2012 of $172,098.  The decrease is mainly due to decreased accounts receivable of $225,650, a decrease in the VARCO note $36,000 partially off-set by a decrease in cash $41,000.

Critical Accounting Policies:

The Company’s critical accounting policies and estimates are depreciation expense and interest expense on loans.  Please reference footnotes two and four.

SHAREHOLDERS’ EQUITY: Shareholders’ Equity decreased by $203,064 due to the net loss of in the year ended December 31, 2013.

UNUSUAL EVENTS: None.

FUTURE FINANCIAL CONDITION: Fiscal year 2014 started as 2013 ended, no new contracts and the Company President continues to survey the environment for new opportunities. The cold inclement weather in North Texas has not been favorable and we spend time with our customers listening to their voice and make necessary changes to improve service and market accordingly.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for the quarterly reviews and year-end audit. Yorkdale Capital, LLC or its principals are shareholders. Yorkdale Capital is paid reasonable fees for consulting and advisory services. Payments to Yorkdale in both 2013 and 2012 were $19,000 and $11,250, respectively.

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

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2013.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them.

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

Based upon an evaluation conducted for the period ended December 31, 2013, our Chief Executive and Chief Financial Officer as of December 31, 2013 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weaknesses in our internal controls:

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework at December 31, 2013.   Based on its evaluation, our management concluded that, as of December 31, 2013, our internal control over financial reporting was not effective because of limited staff and a need for a full-time chief financial officer.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART III

ITEM 10.                      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Name	Age	Position
Lewis Andrews	62	Director, President; Secretary and Treasurer

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

ITEM 11.                      EXECUTIVE COMPENSATION

Following is what our officers received in 2013 and 2012 as compensation.

Name	Capacity Served	Aggregate Remuneration
Lewis Andrews	Director, President; Secretary and Treasurer	2013: $ 242,040 2012: $ 52,500

As of the date of this filing, our sole officer is the only employee.

ITEM 12.                     SECURITY OWNERSHIP OF MANANGEMENT AND BENEFICIAL OWNERS

As of December 31, 2013 the following persons are known to the Company to own 5% or more of the Company's Voting Stock:

Title / Relationship to Issuer	Name of Owner	Number of Shares Owned	Percent of Total
Director, President; Secretary and Treasurer	Lewis Andrews	6,400,000	87.15%

ITEM 13.                    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

As of the date of this filing, the Company owes their Chief Executive Officer for amounts advanced in prior years to fund operating expenses.   As of December 31, 2013, the Company had an amount payable to a shareholder for accounting and consulting services.

There are no other agreements or proposed transactions, whether direct or indirect, with anyone, but more particularly with any of the following:

●	a director or officer of the issuer;
●	any principal security holder;
●	any promoter of the issuer;
●	any relative or spouse, or relative of such spouse, of the above referenced persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) AUDIT FEES

The aggregate fees billed for professional services rendered by our auditors, for the audit of the registrant's annual financial statements and review of the financial statements included in the registrant's Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements was $13,538 and $9,000 for the years ended December 31, 2013 and 2012, respectively.

(2) AUDIT-RELATED FEES

The aggregate fees billed for professional services rendered by our auditors, for the registrant’s quarterly financial statements and review of the unaudited financial statements included in the registrant’s Form 10-Q was $10,900 and $15,000 for the years ended December 31, 2013 and 2012, respectively.

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

ITEM 15.                  EXHIBITS, FINANICAL STATEMENTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:  Included in Part II, Item 7 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013 and 2012

Consolidated Statement of Changes in Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Notes to the Consolidated Financial Statements

(b) There were no 8-K’s filed in 2013 and 2012.

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

PREMIER OIL FIELD SERVICES, INC.

By:           /s/  Lewis Andrews

Lewis Andrews

Director, President; Secretary and Treasurer

Dated:  April 2, 2014

PREMIER OIL FIELD SERVICES, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Premier Oil Field Services, Inc.

Rockwall, Texas

We have audited the accompanying consolidated balance sheets of Premier Oil Field Services, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

We were not engaged to examine management’s assertion about the effectiveness of Premier Oil Field Services, Inc.’s internal control over financial reporting as of December 31, 2013 and 2012 and, accordingly, we do not express an opinion thereon.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Premier Oil Field Services, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/  The Hall Group, CPAs

The Hall Group, CPAs

Dallas, Texas

March 27, 2014

PREMIER OIL FIELD SERVICES, INC. Consolidated Balance Sheets December 31, 2013 and 2012

	2013	2012
ASSETS
Current Assets
Cash and Cash Equivalents	$17,088	$57,741
Accounts Receivable (net of allowance of $0 and $0) Other Assets	0 0	226,814 1,950
Total Current Assets	17,088	286,505

Fixed Assets (net of accumulated depreciation of $364,777 and $345,121)	55,598	172,460

TOTAL ASSETS	$72,686	$458,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$41,358	$49,616
Accrued Expenses	0	0
Bank Overdraft	0	0
Current Portion of Settlement Payable (Note 7)	0	35,672
Current Portion of Notes Payable	10,714	29,128
Total Current Liabilities	52,072	114,416
Long Term Liabilities
Loan From Shareholder	0	39,608
Long Term Accounts Payable	0	200
Notes Payable, Less Current Portion	32,513	113,576
Total Long Term Liabilities	32,513	153,384

Total Liabilities	84,585	267,800

Stockholders' Equity
Preferred Stock, $.001 par value, 20,000,000 shares authorized, Common Stock, $.001 par value, 50,000,000 shares authorized, 7,346,336 and	0	0
7,346,336 issued and outstanding, respectively	7,346	7,346
Additional Paid-In Capital	277,862	277,862
Retained Earnings (Deficit)	(297,107)	(94,043)
Total Stockholders' Equity	(11,899)	191,165

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$72,686	$458,965

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012

REVENUES
Third Party Revenues	$652,450	$608,209
Related Party Revenues	0	0
TOTAL REVENUE	652,450	608,209

COST OF SALES (inclusive of depreciation of $51,999 and $102,919)	471,095	213,835
GROSS PROFIT	181,355	394,374

OPERATING EXPENSES
General and Administrative	388,560	280,824
TOTAL OPERATING EXPENSES	388,560	280,824

NET OPERATING INCOME (LOSS)	(207,205)	113,550

OTHER INCOME (EXPENSE)
Interest income	16	0
Gain on sale of fixed assets	12,974
Other expense	(1,133)
Interest (Expense)	(7,716)	(11,344)
TOTAL OTHER (EXPENSE)	4,141	(11,344)

NET INCOME (LOSS) BEFORE INCOME TAXES	(203,064)	102,206

Provision for Income Taxes (Expense) Benefit	0	0

NET INCOME (LOSS)	$(203,064)	$102,206

EARNINGS PER SHARE, basic and diluted

Weighted Average of Outstanding Shares	7,346,336	7,279,629
Income (Loss) per Share	$(0.03)	$0.01

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2013 and 2012

	Common Stock		Paid-In	Retained Earnings
	Shares	Amount	Capital	(Deficit)	Totals

Stockholders' Equity (Deficit) at January 1, 2012	7,346,336,	$7,346	$277,862	(196,249)	$66,394

Net (Loss)				102,206	102,206

Stockholders' Equity (Deficit) at December 31, 2012	7,346,336,	$7,346	$277,862	(94,043)	$191,165

Net Income				(203,064)	(203,064)

Stockholders' Equity (Deficit) at December 31, 2013	7,346,336	$7,346	$277,862	(297,207)	(11,899)

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(203,064)	$102,206)
Adjustments to reconcile net income to net cash
provided by ( used in) operating activities:
Depreciation & Amortization	51,999	103,925
Bad Debt Expense	3,114	0
Gain on Sale of Fixed Assets	(12,974)	0
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	225,650	(164,792)
Decrease in Other Assets	0	5,188
(Decrease) in Accounts Payable	(44,129)	(51,385)
(Decrease) in Accrued Expenses	0	(27,366)
Net Cash Provided by (Used in) Operating Activities	20,596	(32,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds From Sale of Fixed Assets	77,836	119,239
Purchase of Fixed Assets	0	(235,618)
Net Cash Used in Investing Activities	77,836	(116,379)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	0	202,905
Payments on Notes	(99,477)	(145,730)
Proceeds from Sale of Stock for Cash	0	0
Proceeds from Advances – Related Party	0	36,274
Payments on Advances from Shareholder	(39,608)	0)
Net Cash Provided by (Used in) Financing Activities	(139,085)	93,449

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,653)	(55,154

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,741	112,895

CASH AND CASH EQUIVALENTS AT END OF YEAR	$17,088	$57,741

SUPPLEMENTAL DISCLOSURES

Cash Paid During the Year for Interest Expense	$7,716	$11,405

The Accompanying Notes are an Integral Part of these Consolidated Financial Statements.

PREMIER OIL FIELD SERVICES, INC.

Notes to the Consolidated Financial Statements

December 31, 2013 and 2012

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization:

Premier Oil Field Services, Inc. (The “Company” or "Premier") serves the oil and gas industry with down-hole drilling motors. These motors are used in the oil and gas well drilling process to drill out frac plugs and other debris in the well bore.  The Company is located in Heath, Texas and was incorporated on June 29, 2009 under the laws of the State of Nevada.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at December 31, 2013 and 2011, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in 2013 or 2012.

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

Employee Benefit Plans:

The Company has no employee benefit plans.

NOTE 2 – FIXED ASSETS

Fixed assets at December 31, 2013 and 2012 are as follows:

	2013	2012

Office Equipment	$9,748	$9,748
Trucks & Trailers	91,404	125,492
Machinery & Equipment	319,223	382,341
Less: Accumulated Depreciation	(364,778)	(345,121)
Total Fixed Assets	$55,598	$172,460

Depreciation expense for the years ended December 31, 2013 and 2012 was $51,999 and $103,925, respectively.

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

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2013 and December 31, 2012, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At December 31, 2013 and December 31, 2012, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company operates out of a mobile trailer as it is on-site at gas fields. The Company uses the President’s home address as its mailing address.

At December 31, 2013, the Company had the following outstanding notes payable:

  Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at December 31, 2013 was $32,513.  The current principal amount due in one year is $10,714.

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

The Company had a net losses for the year ended December 31, 2013 of $203,064 and net income of $102,206 for the year ended December 31, 2012.

Deferred tax assets at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Prior year deferred tax asset	$33,748	$59,300
Utilization of NOL	—	(25,552
Tax benefit for the year	50,766	—
Total deferred tax asset	84,514	33,748
Less: Valuation Allowance	(84,514)	(33,748)
Net Deferred Tax Asset	$—	$—

The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carry-forward was $297,107 at December 31, 2013, and will expire in 2032.

The difference in the income tax benefit not shown in the consolidated statements of operations and the amount that would result if the U.S. Federal statutory rate of 25% were applied to pre-tax loss for 2013 and 2012 is attributable to the valuation allowance.

The realization of deferred tax benefit is contingent upon future earnings and is fully reserved at December 31, 2013 and 2011.

NOTE 6 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through December 31, 2013 totaling $297,107 and had negative working capital of approximately $35,000.   Because of this retained deficit, the Company most likely will require additional working capital to develop its business operations.

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

NOTE 7 – LEGAL PROCEEDINGS

The Company is involved in one legal proceeding. On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The parties to the settlement also signed a judgment for $140,000 that will only be filed in the event of a default by the Company. As of August 9, 2012 the Company failed to make payments in May, June and July and technically was in default, therefore the Company accrued an additional $29,141 ($25,935 of principal and $3,206 of interest) to true-up the balance to the $140,000 original judgment, as agreed. In August 2012 the Company and VARCO agreed that the Company will resume payments by August 20, 2012 and will continue to make such payments by the 15th of each month thereafter as set forth in the original agreement. The final payment was made in 2013. The balance owed at December 31, 2013 and December 31, 2012 was $0 and $35,672, respectively.

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has one customer from which 100% of revenues are derived during the year ended December 31, 2013.

Customers	2013 Revenue	%	2012 Revenue	%
A – Related Party	$0	0.0%	$0	0.0%
B	652,450	100.0	567,487	93.3
Others	0	0.0	40,720	6.7
TOTAL	$652,450	100.0%	$608,209	100.0%

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

The Company does not expect the impact of new accounting pronouncements to be significant to its financial statements and disclosures.

NOTE 10 – SUBSEQUENT EVENTS

In conjunction with the preparation of these financial statements, an evaluation of subsequent events was performed.    No reportable subsequent events were noted.

