Form 10-Q
period 2014-03-31
American Metals Recovery & Recycling Inc.
filed 2014-05-16
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

[    ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period from ___________ to ____________.

Commission File Number 333-168089

AMERICAN METALS RECOVERY AND RECYCLING INC.

(Exact name of small business issuer as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

61 Broadway, 32nd Floor, New York, NY 10006

 (Address of principal executive offices)

(917) 289-1998

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of May 15, 2014, there were 9,996,336 shares of Common Stock of the issuer outstanding.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS	March 31, 2014	December 31, 2013
Current Assets	(Unaudited)
Cash and Cash Equivalents	$8,552	$17,088
Total Current Assets	8,552	17,088

Fixed Assets (net of accumulated depreciation of $369,347 and $364,778)	51,028	55,598

TOTAL ASSETS	$59,580	$72,686

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$34,762	$41,358
Current Portion of Notes Payable	10,152	10,714
Total Current Liabilities	44,914	52,072

Long Term Liabilities:
Loan From Shareholder	23,117	-
Notes Payable	27,645	32,513

Total Long Term Liabilities	50,762	32,513

TOTAL LIABILITIES	95,676	84,585

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 20,000,000 authorized,
-0- issued and outstanding at March 31, 2014 and December 31, 2013	0	0
Common stock, $0.001 par value, 50,000,000 authorized,
7,346,336 and 7,346,336 issued and outstanding at March 31, 2014 and December 31, 2013	7,346	7,346
Additional Paid in capital	277,862	277,862
Retained Earnings/(Accumulated Deficit)	(321,304)	(297,107)
Total Stockholders’ Equity (Deficit)	(36,096)	(11,899)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$59,580	$72,686

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (Unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

REVENUES
Third Party Revenues	$4,927	$571,330
Related Party Revenues	-	-
TOTAL REVENUES	4,927	571,330

COST of SALES (inclusive of depreciation of $4,570 and $20,183)	5,854	194,945
Gross Profit	(927)	376,385

Operating Expenses:
Depreciation and Amortization	-	251
Other General and Administrative	21,847	169,057
Total Operating Expenses	21,847	169,308

Operating Income	(22,774)	207,077

Other Income (Expense)
Interest Income	1	8
Loss on Sale of Assets	-	(3,109
Interest Expense	(1,424)	(1,905
Total Other Income (Expense)	(1,423)	(5,006

Net Income before Income Tax Expense	(24,197)	202,071

Provision for Income Tax (Expense)	-	(42,081

Net Income after Income Tax Expense	$(24,197)	$159,990

Basic and Diluted Loss per share	$0.00	$0.02

Weighted Average Shares Outstanding:
Basic and Diluted	7,346,336	7,346,336

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Year Ended December 31, 2013 and The Three Months Ended March 31, 2014

			Additional	Retained Earnings /
	Common Shares	Common Amount	Paid In Capital	(Accumulated Deficit)	Total

Balance at January 1, 2013	7,346,336	$7,346	$277,862	$(94,043)	$191,165

Net Income	0	0	0	(203,064)	(203,064)

Balance at December 31, 2013	7,346,336	7,346	277,862	(297,107)	(11,899)

Net Income	0	0	0	(24,197)	(24,197)

Balance at March 31, 2014 (unaudited)	7,346,336	$7,346	$277,862	$(321,304)	$(36,096)

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)

	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$(24,197)	$159,990
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation Expense	4,570	20,434
Bad Debt Expense Loss on Sale of Asset	- -	1,164 3,109
Changes in assets and liabilities:
(Increase) Decrease in Accounts Receivable	-	(95,730
(Increase) Decrease in Other Current Assets	-	(1,249)
Increase (Decrease) Accounts Payable	(6,596)	27,638
Increase (Decrease) Accrued Expenses	-	172,081
NET CASH (USED IN) OPERATING ACTIVITIES	(26,223)	287,437

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from Sale of Assets	-	29,586
Purchase of Fixed Assets	-	-
NET CASH (USED IN) INVESTING ACTIVITIES	-	29,586

CASH FLOWS FROM FINANCING ACTIVITES
Sale of Stock for Cash	-	-
Payments on Shareholder Loan	23,117	(39,608)
Payments on Note Payable	(5,430)	(35,636)
NET CASH PROVIDED BY FINANCING ACTIVITIES	17,687	(75,244)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(8,536)	241,799
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	17,088	57,741
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,552	$299,520

SUPPLEMENTAL DISCLOSURES
Cash Paid During the Period for Interest Expense	$1,424	$1,905

See accompanying summary of accounting policies and notes to consolidated financial statements.

PREMIER OIL FIELD SERVICES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (“SEC”) regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding year contained in the Company’s Annual Report on Form 10-K. filed on April 2, 2014. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

Accounts Receivable:

Accounts receivable are carried at their face amount, less an allowance for doubtful accounts.  On a periodic basis, the Company evaluates accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances and credit conditions, based on a history of write offs and collections.  The Company’s policy is generally not to charge interest on trade receivables after the invoice becomes past due.  A receivable is considered past due if payments have not been received within agreed upon invoice terms.   The Company provides an allowance for all receivables that are greater than 90 days old. Allowances for Doubtful Accounts totaled $0 and $0 at March 31, 2014 and December 31, 2013, respectively.  Write offs are recorded at a time when a customer receivable is deemed uncollectible.

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

Advertising:

The Company did not incur any advertising expenses in the three and three months ended March 31, 2014 and 2013.

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

NOTE 2 – FIXED ASSETS

Fixed assets at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014	December 31, 2013
Office Equipment	$9,748	$9,748
Trucks & Trailers	91,404	91,404
Machinery & Equipment	319,223	319,223
Less: Accumulated Depreciation	(369,347)	(364,778)
Total Fixed Assets	$51,028	$55,598

Depreciation expense for the three months ended March 31, 2014 and 2013 was $4,570 and $20,183, respectively.

In January 2013 the Company sold a vehicle for $29,586 and realized a loss of $3,109 on the transaction.

NOTE 3 – EQUITY

The Company is authorized to issue 20,000,000 preferred shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2014 and December 31, 2013, there were zero shares issued and outstanding.

The Company is authorized to issue 50,000,000 common shares at a par value of $0.001 per share. These shares have full voting rights.  At March 31, 2014 and December 31, 2013, there were 7,346,336 and 7,346,336 shares issued and outstanding, respectively.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

The Company operates out of a mobile trailer as it is on-site at gas fields.  The Company uses the President’s home address as its mailing address.

At March 31, 2014, the Company had the following outstanding notes payable:

•

Vehicle loan from Alliance Bank, dated September 17, 2012, originally for $52,119, at an annual interest rate of 4.75% due August 17, 2017.  Amount due at March 31, 2014 was $37,797.  The current principal amount due in one year is $10,152.

NOTE 5 – INCOME TAXES

The Company has adopted ASC 740-10, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset).   Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company’s net deferred tax amounts as of March 31, 2014 and December 31, 2013 are as follows:

Deferred tax asset related to:

	March 31,	December 31,
	2014	2013
Prior Year	$85,514	$33,748
Utilization of NOL	-
Tax Benefit for Current Period	6,049	50,766
Net Operating Loss Carryforward	$90,563	$84,514
Less: Valuation Allowance	(90,563)	(84,514)
Net Deferred Tax Asset	$0	$0

The Company now has a cumulative net operating loss carry-forward at March 31, 2014 of $90,563 and a cumulative net operating loss carry-forward of $84,514 at December 31, 2013,

NOTE 6 – LEGAL PROCEEDINGS

The Company was involved in one legal proceeding.   On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The final payment was made in the third fiscal quarter of 2013 and the balance at March 31, 2014 and December 31, 213 was $0.

NOTE 7 – FINANCIAL CONDITION AND GOING CONCERN

The Company has a retained deficit through March 31, 2014 totaling $321,304 and negative working capital of $36,362.   Although the Company has retained earnings it has a history of an accumulated deficit and it is uncertain whether additional working capital will be required to develop its business operations.

The Company has experienced no loan defaults, labor stoppages, legal proceedings or any other operating interruption in 2014.  Therefore, these items will not factor into whether the business continues as a going concern, and accordingly, management has not made any plans to dispose of assets or factor receivables to assist in generating working capital.

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

NOTE 8 – REVENUE CONCENTRATION

The Company provides drilling services to the oil and gas industry and has two significant customers from which 94% of revenues were derived during the three months ended March 31, 2014.

Customers	2014 Revenue	%	2013 Revenue	%
A – Related Party	$0	0.0%	$0	0.0%
B	4,927	100.0	571,330	100.0
C	0	0.0	0	0.0
Others	0	0.0	0	0.0
TOTAL	$4,927	100.0%	$571,330	100.0%

None of the Company’s revenue for the three months ended March 31, 2014 was generated from services performed for an entity controlled by the Company’s chief executive officer.

NOTE 9 – SUBSEQUENT EVENTS

On April 7, 2014, in accordance with a Share Exchange Agreement, the Company acquired all of the issued and outstanding common stock of Perfect Metals USA (PM), which acquisition resulted in PM becoming the Company’s wholly-owned subsidiary (the “Acquisition”). In exchange for the shares of PM common stock, the PM Shareholders received a total of 9,000,000 newly-issued shares of the Company’s common stock, representing approximately 90.03% of the outstanding shares of the Company’s common stock. 996,336 shares of the Company’s common stock are held by the Company’s pre-Acquisition stockholders, representing approximately 9.97% of the outstanding shares of the Company’s common stock.  In connection with the Acquisition, Lewis Andrews resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors. Prior to his resignation, Mr. Andrews appointed Gordon Muir as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.

The issuance of shares of Company’s common stock to the PM Shareholders in connection with the Acquisition was not registered under the Securities Act of 1933, as amended (the “Securities Act”), but was conducted in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and/or Regulation D promulgated under that section, which exempts sales of securities by an issuer not involving a public offering.

Following the Acquisition, the Company carried on the business of PM as the Company’s primary line of business. Perfect Metals USA was incorporated on October 10, 2012 as a closely-held Nevada corporation for the purpose of holding the equity interests and assets of a number of related entities in various businesses related to metals recycling and trucking. Perfect Metals owns all of the outstanding equity interests of its two subsidiaries, Perfect Metals USA LLC, formed in 2010 and Whispers Trucking LLC, formed in 2009. PM operates these businesses as individual wholly owned subsidiaries. Each operating business earns revenue from different sources but are both related to the purchase and sale of trucking materials and ferrous and non-ferrous metal recycling.

Following the Acquisition, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Transfer and Assumption Agreement”) with Lewis Andrews, the Company’s former Chief Executive Officer. Pursuant to the terms of the Transfer and Assumption Agreement, Mr. Andrews acquired all of the outstanding membership interests of the Company’s wholly-owned subsidiary Coil Tubing Motor Corp., a Texas corporation (“CTM”), in consideration for assuming all past or present liabilities of CTM. As a result, the Company will no longer engage in the business conducted by CTM

On April 25, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, changing its name from “Premier Oil Field Services, Inc.,” to “American Metals Recovery and Recycling Inc.” (the “Name Change”). The Name Change became effective with the State of Nevada on May 1, 2014 and became market effective on May 2, 2014 under the new trading symbol “AMRR.”

 Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Executive Overview

On April 7, 2014, the Company acquired all of the issued and outstanding shares of Perfect Metals USA (PM) common stock, which resulted in PM becoming the Company’s wholly-owned subsidiary (the “Acquisition”).  In connection with the Acquisition, Lewis Andrews resigned as the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors. Prior to his resignation, Mr. Andrews appointed Gordon Muir as the Company’s Chief Executive Officer and a member of the Company’s Board of Directors.  In addition, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Transfer and Assumption Agreement”) with Lewis Andrews, the Company’s former Chief Executive Officer. Pursuant to the terms of the Transfer and Assumption Agreement, Mr. Andrews acquired all of the outstanding membership interests of the Company’s wholly-owned subsidiary Coil Tubing Motor Corp., a Texas corporation (“CTM”), in consideration for assuming all past or present liabilities of CTM. As a result, the Company discontinued its prior business conducted under CTM and carried on the business of PM as the Company’s primary line of business.

Perfect Metals USA was incorporated on October 10, 2012 as a closely-held Nevada corporation for the purpose of holding the equity interests and assets of a number of entities in various businesses related to metals recycling and trucking. Perfect Metals owns all of the outstanding equity interests of its two subsidiaries, Perfect Metals USA LLC, formed in 2010 and Whispers Trucking LLC, formed in 2009. PM operates these businesses as individual wholly owned subsidiaries. Each operating business earns revenue from different sources but are both related to the purchase and sale of trucking materials and ferrous and non-ferrous metal recycling.

On April 25, 2014, the Company filed a Certificate of Amendment to its Articles of Incorporation, changing its name from “Premier Oil Field Services, Inc.,” to “American Metals Recovery and Recycling Inc.” (the “Name Change”). The Name Change became effective with the State of Nevada on May 1, 2014 and became market effective on May 2, 2014 under the new trading symbol “AMRR.”

Employees

Prior to the Acquisition, we employed one employee, the former President, and had three contract employees, one field technician, one field consultant and one administrative consultant.  Following the Acquisition, the Company, through its wholly-owned subsidiary, Perfect Metals USA, has 8 employees and 3 consultants.

RESULTS FOR THE THREE MONTHS ENDED March 31, 2014 and 2013

Our quarter ended on March 31, 2014.  Any reference to the end of the fiscal quarter refers to the end of the first quarter for the period discussed herein.

REVENUE.  Revenue for the three months ended March 31, 2014 was $4,927 compared to $571,330 for the three month period ended March 31, 2013.   The decrease in sales of $566,403 is due to a number of large jobs with our largest customer in 2013.

GROSS PROFIT.  Gross profit for the three months ended March 31, 2014 was $negative $927 compared to $376,385 or 65.9%, for the three months ended March 31, 2013.   The lack of volume contributed to the negative margin in 2014.  The Company did not generate sufficient revenue to cover fixed costs.

OPERATING EXPENSES. Total operating expenses for the three months ended March 31, 2014 were $21,847 compared to $169,308 for the three months ended March 31, 2013. The reduced expense is directly related to the reduced volume.  Of the $21,847 of expense in 2014, $12,000 was for professional fees (mainly audit fees) and auto expense ($4,000) and insurance ($3,000).

NET INCOME (LOSS). Net loss for the three months March 31, 2014 was $24,197 compared to income of $159,990 for the three months ended March 31, 2013.   The decreased sales volume and expense fluctuations as discussed above were the cause for the loss increase.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has an accumulated deficit of $321,304 as of March 31, 2014.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has negative working capital of $36,362 due to accounts payable of $34,762.  Cash flows from operations for the three months ended March 31, 2014 were negative $26,223.

.

Long Term Liquidity

The long term liquidity needs of the Company are projected to be met primarily through the cash flow provided by operations. Cash flow from Operating Activities is expected to remain positive through 2014.

Capital Resources

As of March 31, 2014, the Company had capital commitments of $107,068 for vehicles and trailers purchased.  As of the date of this filing the Company had no additional commitments other than what is disclosed in the footnotes to the financial statements.

Trends, events or uncertainties

The Company, since its inception in 2006,  has not experienced noticeable revenue trends.   Revenue follows the oil market and when prices increase business usually remains strong.  Historically, when oil prices fall, revenue for the Company decreases.

Material Changes in Financial Condition

WORKING CAPITAL: Working Capital as of March 31, 2014 decreased by about $1,300 to negative $36,362, versus negative $34,984 as of December 31, 2013.

STOCKHOLDER’S EQUITY: Stockholder’s Equity as of March 31, 2014 decreased by $24,197 due to the net income.

GOING CONCERN: Although the Company has working capital of negative $36,362 and an accumulated deficit of $321,304 as of  March 31, 2014, it has a history of losses and a retained deficit.  Because of this history of an accumulated deficit and prior loses, the Company may require additional working capital to survive. The Company may need to raise additional working capital either through private placements or bank loans or loans from management if there is need for liquidity to alleviate the substantial doubt to continuing as a going concern. There are no assurances that the Company will be able to do any of these. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital cannot be generated, the Company may not be able to continue its operations.

Management Advisors

Yorkdale Capital, LLC advises and assists the President with many aspects related to the regulatory filings including assistance with the consolidation of financial statements for audit. Yorkdale Capital, LLC or its principals are shareholders and invoices the Company reasonable fees for professional services monthly.  The accounts payable balance at March 31, 2014 was $17,700 and at December 31, 2013 was $19,200.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended March 31, 2014, our Chief Executive and Chief Financial Officer as of March 31, 2014 and as of the date of this Report, has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

 PART II

Item 1.   Legal Proceedings.

Except as disclosed below, we are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

The Company was involved in one legal proceeding.   On June 15, 2010, the Company was served with a lawsuit from National Oilwell Varco LP (“VARCO”), a vendor of the Company, for $114,065, related to unpaid invoices from October 25, 2007 to September 30, 2008  During April, 2011 the Company agreed to a settlement that would require the Company to pay $122,304 over the next 24 months in equal installments of $5,096 month. The final payment was made in the third fiscal quarter of 2013 and the balance at March 31, 2014 and December 31, 213 was $0.

Item 1A. Risk Factors.

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Principal Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METALS RECOVERY AND RECYCLING INC.

By /s/ Gordon Muir

Gordon Muir, Chief Executive Officer

and Principal Financial Officer

Date: May 16, 2014