Form 10-Q
period 2014-06-30
American Metals Recovery & Recycling Inc.
filed 2014-08-19
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

61 Broadway, 32nd Floor

New York, NY 10006

 (Address of principal executive offices)

(917) 289-1998

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:.  Yes [    ]   No [ X  ].

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of August 19, 2014, there were 9,996,336  shares of Common Stock of the issuer outstanding.

TABLE OF CONTENTS

Items

Page

	PART I

Item 1	Consolidated Financial Statements	3-8

Item 2	Management’s Discussion and Analysis or Plan of Operation	9-10

Item 3	Quantitative and Qualitative Disclosures about Market Risk	10

Item 4	Controls and Procedures	10

	PART II

Item 1	Legal Proceedings	11

Item 1A	Risk Factors	11

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3	Defaults Upon Senior Securities	11

Item 4	Mine Safety Disclosures	11

Item 5	Other Information	11

Item 6	Exhibits	12-14

	Signatures	14

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS	(unaudited)

Cash	$125,022	$136,766
Accounts receivable	7,565	23,858
Refundable deposits and advances	-	51,187
Inventory	110,422	93,373

Total Current Assets	243,009	305,184

PROPERTY AND EQUIPMENT, net	385,596	464,696

TOTAL ASSETS	$628,605	$769,880

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$161,161	$127,963
Accrued expenses - related parties	203,545	137,550
Notes payable - related parties	170,801	276,485
Line of credit	350,205	372,609

Total Current Liabilities	885,712	914,607

TOTAL LIABILITIES	885,712	914,607

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 5,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 125,000,000 shares
authorized, 9,996,336 and 9,000,000 shares
issued and outstanding, respectively	9,996	9,000
Additional paid-in capital	15,675	16,671
Accumulated Deficit	(282,778)	(170,398)

Total Stockholders' (Deficit)	(257,107)	(144,727)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$628,605	$769,880

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

REVENUE	$1,055,180	$897,826	$1,731,432	$1,630,611
COST OF SALES	625,240	610,917	1,066,530	1,085,807
GROSS PROFIT	429,940	286,909	664,902	544,804

OPERATING EXPENSES
Fuel	59,190	78,064	109,172	124,735
Depreciation expense	31,327	31,327	62,635	62,655
Salaries	130,810	115,724	247,060	183,924
General and administrative expenses	167,471	135,506	364,445	267,583

Total Operating Expenses	388,798	360,621	783,312	638,897

INCOME (LOSS) FROM OPERATIONS	41,142	(73,712)	(118,410)	(94,093)

OTHER INCOME (EXPENSES)

Gain on sale of assets	-	-	16,035	-
Interest expense	(4,996)	(5,344)	(10,005)	(11,278)

Total Other Income (Expenses)	(4,996)	(5,344)	6,030	(11,278)

INCOME (LOSS) BEFORE INCOME TAXES	36,146	(79,056)	(112,380)	(105,371)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$36,146	$(79,056)	$(112,380)	$(105,371)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	9,918,843	9,000,000	9,459,421	9,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Stockholders' (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2012	9,000,000	$9,000	$16,671	$(4,691)	$20,980

Net loss for the year ended
December 31, 2013	-	-	-	(165,707)	(165,707)

Balance, December 31, 2013	9,000,000	9,000	16,671	(170,398)	(144,727)

Recapitalization (unaudited)	996,336	996	(996)	-	-

Net loss for the six months ended
June 30, 2014 (unaudited)	-	-	-	(112,380)	(112,380)

Balance, June 30, 2014 (unaudited)	9,996,336	$9,996	$15,675	$(282,778)	$(257,107)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(112,380)	$(105,371)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	62,635	62,655
Gain on sale of assets	(16,035)	-
Changes in operating assets and liabilities
Accounts receivable	16,293	(12,739)
Refundable deposits and advances	51,187	-
Inventory	(17,049)	(45,816)
Accounts payable and accrued expenses-related parties	65,995	28,000
Accounts payable and accrued expenses	38,198	(7,014)

Net Cash Provided by (Used in) Operating Activities	79,125	(80,285)
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of property and equipment	32,500	2,069

Net Cash Provided by Investing Activities	32,500	2,069

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on related party loans	(105,684)
Proceeds from related party loans	-	11,683
Repayment of line of credit	(22,404)	(9,657)

Net Cash Provided by (Used in) Financing Activities	(123,369)	2,026

NET DECREASE IN CASH	(11,744)	(76,190)

CASH AT BEGINNING OF PERIOD	136,766	82,703
CASH AT END OF PERIOD	$125,022	$ 6,513

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$7,609	$11,278
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 AMERICAN METALS RECOVERY AND RECYCLING, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements filed in an 8-K filed on April 11, 2014. The results of operations for the period ended June 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

On April 7, 2014, the Company (fka Premier Oil Field Services, Inc.), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Perfect Metals Inc., a Nevada corporation (“Perfect Metals”) and the shareholders (the “PM Shareholders”) holding all of the issued and outstanding common stock (“PM Common Stock”) of Perfect Metals. Under the Exchange Agreement, the PM Shareholders sold, transferred, conveyed and assigned all their share of PM Common Stock to the Company and the Company issued to the PM Shareholders an aggregate of 9,000,000 newly issued common stock, par value $.001 per share, of the Company (“Premier Common Stock”). As a result of the Exchange Agreement, Perfect Metals became the Company’s wholly-owned subsidiary (the “Acquisition”) and the Company changed its name to American Metals Recovery and Recycling, Inc.

In addition, pursuant to the terms and conditions of the Exchange Agreement Immediately following the Acquisition the Company cancelled 6,350,000 shares of Common Stock, in connection with the Agreement of Conveyance, Transfer and Assignment of  Assets and Assumption of Obligations (the Agreement). Under terms of the Agreement the Company returned all of the assets and obligations of Premier Oil Field Services, Inc. to the transferring shareholders.

After the completion of the agreements described above the shareholders of the Perfect Metals became the controlling shareholders of the Company. Accordingly, the transaction is accounted for as a recapitalization of Perfect Metals, whereby the historical financial statements of Perfect Metals are presented as those of the combined entity.

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying financial statements present on a consolidated basis the financial position and operations of Whispers and Perfect as the predecessors to the Company. All significant intercompany transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We maintain cash balances in non-interest-bearing accounts, which do not currently exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for bad doubtful accounts was $-0- and $-0- as of June 30, 2014 and 2013, respectively.

Inventory

The Company’s inventory is comprised of scrap metals held for resale to metal recyclers and is recorded at the lower of cost or market on a first in first out basis. The Company’s inventory of scrap metals was $110,422 and $93,373  as of June 30, 2014 and December 31, 2013, respectively.

 AMERICAN METALS RECOVERY AND RECYCLING, INC.

Notes to Condensed Consolidated Financial Statements

June 30, 2014 and 2013

NOTE 2 –SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company’s revenues derive from the sale of scrap metals. Revenue is recognized at the time of sale if collection is reasonably assured. The time of sale is determined to be the point at which the scrap metals are delivered to and accepted by the customer.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

NOTE 3 – RELATED-PARTY TRANSACTIONS

During the six months ended June 30, 2014 and 2013 the Company made repayments on notes payable related party of $(105,684) and $-0-, respectively.

As of June 30, 2014 and December 31, 2013 the outstanding balance on the notes payable related party was $170,801 and $276,485, respectively.

NOTE 4 – LINE OF CREDIT

Line of Credit

The Company’s founder has a bank line of credit, in the original amount of $440,000, which is secured by the Company’s inventory and equipment and is accordingly accounted for as a liability of the Company. The line of credit accrues interest at 6.75% per annum and requires monthly payments of $5,000 with the balance due on March 1, 2015. As of June 30, 2014 and December 31, 2013 the outstanding balance on the line of credit was $350,205 and $372,609, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company currently leases office space and property at a rate of $2,800 per month for an aggregate total of $33,600 annually. The term of the lease is one year beginning April 1, 2012. The Company renewed the lease through March 31, 2015.

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated subsequent events through the date these consolidated financial statements were issued and the Company had no additional material subsequent events to report.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Executive Overview

On April 7, 2014, the Company (fka Premier Oil Field Services, Inc.), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Perfect Metals Inc., a Nevada corporation (“Perfect Metals”) and the shareholders (the “PM Shareholders”) holding all of the issued and outstanding common stock (“PM Common Stock”) of Perfect Metals. Under the Exchange Agreement, the PM Shareholders sold, transferred, conveyed and assigned all their share of PM Common Stock to the Company and the Company issued to the PM Shareholders an aggregate of 9,000,000 newly issued common stock, par value $.001 per share, of the Company (“Premier Common Stock”). As a result of the Exchange Agreement, Perfect Metals became the Company’s wholly-owned subsidiary (the “Acquisition”) and the Company changed its name to American Metals Recovery and Recycling, Inc.

In addition, pursuant to the terms and conditions of the Exchange Agreement Immediately following the Acquisition the Company cancelled 6,350,000 shares of Common Stock, in connection with the Agreement of Conveyance, Transfer and Assignment of  Assets and Assumption of Obligations (the Agreement). Under terms of the Agreement the Company returned all of the assets and obligations of Premier Oil Field Services, Inc. to the transferring shareholders.

After the completion of the agreements described above the shareholders of the PM became the controlling shareholders of the Company. Accordingly, the transaction is accounted for as a recapitalization of PM, whereby the historical financial statements of PM are presented as those of the combined entity.

Following the Acquisition, the Company carried on the business of PM as the Company’s primary line of business. PM was incorporated on October 10, 2012 as a closely-held Nevada corporation for the purpose of holding the equity interests and assets of a number of related entities in various businesses related to metals recycling and trucking. PM owns all of the outstanding equity interests of its two subsidiaries, Perfect Metals USA LLC, incorporated in 2010 and Whispers Trucking LLC, incorporated in 2009. Perfect Metals operates these businesses as individual wholly owned subsidiaries of Perfect Metals. Each operating business earns revenue from different sources but are both related to the purchase for resale and trucking of ferrous and non-ferrous metals for recycling.

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

REVENUE.  Revenue for the three months ended June 30, 2014 was $1,055,180 compared to $897,826 for the three month period ended June 30, 2013.   The increase in sales of $157,354 is due to a pent up supply of scrap metals after the extremely hard winter in the first quarter of 2014 in north central Missouri. We expect revenues to continue at the same level for the remainder of 2014.

GROSS PROFIT.  Gross profit for the three months ended June 30, 2014 was $429,940 (41%) compared to $286,909 (32%), for the three months ended June 30, 2013.   We were able to improve our margins by offering our customers cash payments for scrap metals. We expect our margins to continue in the same range for the remainder of 2014.

OPERATING EXPENSES. Total operating expenses for the three months ended June 30, 2014 were $388,798 compared to $360,621 for the three months ended June 30, 2013. The increased expense is directly related to the increased sales volume.  Included in operating expenses for the three months ended June 30, 2014 is a onetime charge of $50,000 for the impairment of the deposit made on the purchase of a scrap yard and $9,267 in additional professional fees related to going public. We expect to continue to incur costs related to due diligence on potential acquisitions for the next year.

NET INCOME (LOSS). Net income for the three months June 30, 2014 was $36,146 compared to net loss of $79,056 for the three months ended June 30, 2013.   The increased sales volume and expense fluctuations as discussed above were the cause for the income increase.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

REVENUE.  Revenue for the six months ended June 30, 2014 was $1,731,432 compared to $1,630,611 for the six month period ended June 30, 2013.   The increase in sales of $100,821 is due to a pent up supply of scrap metals after the extremely hard winter in the first quarter of 2014 in north central Missouri. We expect revenues to continue at the same level for the remainder of 2014.

GROSS PROFIT.  Gross profit for the six months ended June 30, 2014 was $664,902 (38%) compared to $286,909 (33%), for the six months ended June 30, 2013.   We were able to improve our margins by offering our customers cash payments for scrap metals. We expect our margins to continue in the same range for the remainder of 2014.

OPERATING EXPENSES. Total operating expenses for the six months ended June 30, 2014 were $783,312 compared to $638,897 for the six months ended June 30, 2013. The increased expense is directly related to the increased sales volume.  Included in operating expenses for the six months ended June 30, 2014 is a one time charge of $50,000 for the impairment of the deposit made on the purchase of a scrap yard and $9,267 in additional professional fees related to going public. We expect to continue to incur costs related to due diligence on potential acquisitions for the next year.

NET INCOME (LOSS). Net loss for the six months June 30, 2014 was $112,380 compared to net loss of $105,371 for the six months ended June 30, 2013.   The increased sales volume and expense fluctuations as discussed above were the cause for the loss increase.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has an accumulated deficit of $282,778 as of June 30, 2014.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has negative working capital of $642,703 due to shareholder loans of $170,801 and a bank line of credit of $350,205.  Cash flows from operations for the six months ended June 30, 2014 were $79,125.

.

Long Term Liquidity

The Company has a line of credit secured by its equipment. The Company repaid $22,404 of the line of credit during the six months ended June 30, 2014. The Company also repaid $105,684 of related party loans during the six months ended June 30, 2014. The Company received $32,500 from the sale of excess equipment during the six months ended June 30, 2014.

The Company has historically financed itself through shareholder loans and a line of credit with its bank. The Company is presently seeking equity and debt financing to expand its operations into other parts of the United States. The Company has no commitments for such financing at this time. The Company’s management believes that its cash reserves are sufficient to meet its present operating needs for at least the next 12 months.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended June 30, 2014, our Chief Executive and Chief Financial Officer has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Changes in Internal Controls over Financial Reporting

During the period covered by this report on Form 10-Q the Company’s management changed. The Company’s newly acquired subsidiary, Perfect Metals, USA, brought in its own accounting department. This materially affected our internal control over financial reporting. However, the material weaknesses described above continue to exist with the new accounting department.

PART II

Item 1.   Legal Proceedings.

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

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)  None

(b)   Exhibits

Exhibit Number	Name of Exhibit

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

By /s/ Gordon Muir

Gordon Muir, Chief Executive Officer

and Chief Financial Officer

Date: August 19, 2014