Form 10-Q
period 2014-09-30
American Metals Recovery & Recycling Inc.
filed 2015-03-13
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS325.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files),  Yes [   ]   No [X ]

As of March 11, 2015, there were 10,096,336  shares of Common Stock of the issuer outstanding.

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

PART I –FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2014	2013
CURRENT ASSETS	(unaudited)

Cash	$87,069	$136,766
Accounts receivable	2,375	23,858
Refundable deposits and advances	-	51,187
Inventory	104,203	93,373

Total Current Assets	193,647	305,184

PROPERTY AND EQUIPMENT, net	227,198	464,696

TOTAL ASSETS	$420,845	$769,880

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$155,738	$127,963
Accrued expenses - related parties	192,243	137,550
Notes payable - related parties	187,074	276,485
Line of credit	141,108	372,609

Total Current Liabilities	676,163	914,607

TOTAL LIABILITIES	676,163	914,607

STOCKHOLDERS' (DEFICIT)

Preferred stock, $0.001 par value, 20,000,000 shares
authorized, 600,000 and no shares
issued and outstanding, respectively	600	-
Common stock, $0.001 par value, 125,000,000 shares
authorized, 9,996,336 and 9,000,000 shares
issued and outstanding, respectively	9,996	9,000
Additional paid-in capital	15,675	16,671
Accumulated deficit	(281,589)	(170,398)

Total Stockholders' (Deficit)	(255,318)	(144,727)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$420,845	$769,880

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

REVENUE	$709,068	$796,517	$2,440,500	$2,427,128
COST OF SALES	435,402	519,865	1,501,932	1,605,672

GROSS PROFIT	273,666	276,652	938,568	821,456

OPERATING EXPENSES

Fuel	62,169	76,907	171,413	201,642
Depreciation expense	27,828	30,355	90,483	93,010
Salaries	90,351	86,114	337,411	270,038
General and administrative expenses	115,238	110,730	479,594	378,313

Total Operating Expenses	295,586	304,106	1,078,901	943,003

INCOME (LOSS) FROM OPERATIONS	(21,920)	(27,454)	(140,333)	(121,547)

OTHER INCOME (EXPENSES)

Gain on sale of assets	40,495	2,143	56,530	2,143
Interest expense	(17,383)	(14,556)	(27,388)	(25,834)
	.
Total Other Income (Expenses)	23,112	(12,413)	29,142	(23,691)

INCOME (LOSS) BEFORE INCOME TAXES	1,192	(39,867)	(111,191)	(145,238)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,192	$(39,867)	$(111,191)	$145,238)

BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.00	$(0.00)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	9,996,336	9,000,000	9,480,425	9,000,000

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

					Additional
					Paid-in	Retained
	Preferred Stock		Common Stock		Capital	Earnings
	Shares	Amount	Shares	Amount	(Deficit)	(Deficit)	Total

Balance, December 31, 2012	-	$-	9,000,000	$9,000	$16,671	$(4,691)	$20,980

Net loss for the year ended
December 31, 2013	-	-	-	-	-	(165,707)	(165,707)

Balance, December 31, 2013	-	-	9,000,000	9,000	16,671	(170,398)	(144,727)

Recapitalization, net of cancellation of
6,350,000 shares for simultaneous
Divesture of prior operations	-	-	996,336	996	(996)	-	-

Preferred shares issued for services	600,000	600	-	-	-	-	600

Net loss for the nine months ended
September 30, 2014	-	-	-	-	-	(111,191)	(111,191)

Balance, September 30, 2014	600,000	$600	9,996,336	$9,996	$15,675	$(281,589)	$(255,318)

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.
Consolidated Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(111,191)	$(145,238)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation	90,483	93,010
Preferred stock issued for services	600	-
Gain on sale of assets	(56,530)	(2,425)
Changes in operating assets and liabilities
Accounts receivable	21,483	(5,262)
Refundable deposits and advances	51,187	-
Inventory	(10,830)	(52,499)
Accounts payable and accrued expenses-related parties	54,693	58,000
Accounts payable and accrued expenses	27,775	(23,544)

Net Cash Provided by (Used in) Operating Activities	67,670	(77,958)

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of property and equipment	203,545	19,352

Net Cash Provided by Investing Activities	203,545	19,352

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on related party loans	(89,411)	-
Repayment of line of credit	(231,501)	(9,067)

Net Cash Provided by (Used in) Financing Activities	(320,912)	(9,067)

NET DECREASE IN CASH	(49,697)	(67,673)

CASH AT BEGINNING OF PERIOD	136,766	82,703

CASH AT END OF PERIOD	$87,069	$15,030

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

CASH PAID FOR:
Interest	$20,195	$25,834
Income taxes	-	-

NON CASH FINANCING ACTIVITIES:

Issuance of 996,336 shares of common stock which is net of
The cancellation of 6,350,000 shares associated
With the divesture of past operations	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

 AMERICAN METALS RECOVERY AND RECYCLING, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2013 audited financial statements filed in an 8-K filed on April 11, 2014. The results of operations for the period ended September 30, 2014 and 2013 are not necessarily indicative of the operating results for the full years.

On April 7, 2014, the Company (fka Premier Oil Field Services, Inc.), entered into a Share Exchange Agreement (the “Exchange Agreement”) with Perfect Metals Inc., a Nevada corporation (“Perfect Metals”) and the shareholders (the “PM Shareholders”) holding all of the issued and outstanding common stock (“PM Common Stock”) of Perfect Metals. Under the Exchange Agreement, the PM Shareholders sold, transferred, conveyed and assigned all their share of PM Common Stock to the Company and the Company issued to the PM Shareholders an aggregate of 9,000,000 newly issued common stock, par value $.001 per share, of the Company (“Premier Common Stock”). As a result of the Exchange Agreement, Perfect Metals became the Company’s wholly-owned subsidiary (the “Acquisition”) and the Company changed its name to American Metals Recovery and Recycling, Inc. The 9,000,000 shares were valued at the value of the common stock and additional paid in capital of Perfect Metals.

In addition, pursuant to the terms and conditions of the Exchange Agreement Immediately following the Acquisition the Company cancelled 6,350,000 shares of Common Stock, in connection with the Agreement of Conveyance, Transfer and Assignment of  Assets and Assumption of Obligations (the Agreement). Under terms of the Agreement the Company returned all of the assets and obligations of Premier Oil Field Services, Inc. to the transferring shareholders. Accordingly, the Company has presented the recapitalization as being a net issuance of 996,336 shares of common stock valued at a zero value which represented the net assets and liabilities of Premier Oil Field Services after the divesture of the prior operations.

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

Accounts Receivable

Management reviews accounts receivable periodically to determine if any receivables will potentially be uncollectible. Management’s evaluation includes several factors including the aging of the accounts receivable balances, a review of significant past due accounts, economic conditions, and our historical write-off experience, net of recoveries. The Company includes any accounts receivable balances that are determined to be uncollectible, along with a general reserve, in its allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. The Company’s allowance for bad doubtful accounts was $-0- and $-0- as of September 30, 2014 and 2013, respectively.

Inventory

The Company’s inventory is comprised of scrap metals held for resale to metal recyclers and is recorded at the lower of cost or market on a first in first out basis. The Company’s inventory of scrap metals was $104,203 and $93,373  as of September 30, 2014 and December 31, 2013, respectively.

 AMERICAN METALS RECOVERY AND RECYCLING, INC.

Notes to Condensed Consolidated Financial Statements

September 30, 2014 and 2013

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

NOTE 3 – RELATED-PARTY TRANSACTIONS

During the nine months ended September 30, 2014 and 2013 the Company made repayments on notes payable related party of $89,411 and $-0-, respectively.

As of September 30, 2014 and December 31, 2013 the outstanding balance on the notes payable related party was $187,074 and $276,485, respectively.

NOTE 4 – LINE OF CREDIT

Line of Credit

The Company’s founder has a bank line of credit, in the original amount of $440,000, which is secured by the Company’s inventory and equipment and is accordingly accounted for as a liability of the Company. The line of credit accrues interest at 6.75% per annum and requires monthly payments of $5,000 with the balance due on March 1, 2015. As of September 30, 2014 and December 31, 2013 the outstanding balance on the line of credit was $141,108 and $372,609, respectively.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company currently leases office space and property at a rate of $2,800 per month for an aggregate total of $33,600 annually. The term of the lease is one year beginning April 1, 2012. The Company renewed the lease through March 31, 2015.

NOTE 6 – SIGNIFICANT EVENTS

On August 22, 2014, the Company filed a Certificate of Designation (the “Certificate of Designation”) of Series A Preferred Stock with the Secretary of State of Nevada. Pursuant to the Certificate of Designation:

•	5,000,000 shares of preferred stock were designated Series A Preferred Stock (the “Series A Preferred Stock”), which Series A Preferred Stock holds no conversion rights or rights to dividends.

•

The Series A Preferred Stock will vote as a single class with the common stock and the holders of the Series A Preferred Stock will have the number of votes equal to 10 times the number of shares of Series A Preferred Stock.

•

Upon liquidation, the holders of the Series A Preferred Stock will have the right to receive, prior to any distribution with respect to the common stock, the Stated Value (plus any other fees or liquidated damages payable thereon).

On August 22, 2014, the Company’s board of directors, approved the issuance (i) to Gordon Muir, the Company’s current Chief Executive Officer, Chairman, and Chief Financial Officer, 500,000 shares of the Company’s newly designated Series A Preferred Stock in consideration of his services to the Company, and (ii) to Gordon Muir’s spouse, 100,000 shares of the Company’s newly designated Series A Preferred Stock.

NOTE 7 – SUBSEQUENT EVENTS

On October 1, 2014, a receiver was appointed to manage the day to day operations of Perfects Metals LLC and Whispers LLC, the wholly owned subsidiaries of Perfect Metals USA, the wholly owned subsidiary of the Company. The receiver will remain in place pending the settlement of litigation between the 2 founding shareholders of Perfect Metals USA.

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

RESULTS FOR THE THREE MONTHS ENDED September 30, 2014 and 2013

REVENUE.  Revenue for the three months ended September 30, 2014 was $709,068 compared to $796,517 for the three month period ended September 30, 2013.   The decrease in sales of $87,449 is due to a decline in scrap metal prices. We expect revenues to continue to be driven by scrap metal prices for the remainder of 2014.

GROSS PROFIT.  Gross profit for the three months ended September 30, 2014 was $273,666 (39%) compared to $276,652 (35%), for the three months ended September 30, 2013.   We were able to improve our margins by offering our customers cash payments for scrap metals. We expect our margins to continue in the same range for the remainder of 2014.

OPERATING EXPENSES. Total operating expenses for the three months ended September 30, 2014 were $295,586 compared to $304,106 for the three months ended September 30, 2013. The decrease was due to a decrease in our fuel expenses. We expect to continue to incur costs related to due diligence on potential acquisitions for the next year. We expect to incur significant costs related to the engagement of the receiver until the litigation between the founding shareholders is resolved.

NET INCOME (LOSS). Net income for the three months September 30, 2014 was $1,192 compared to net loss of $39,867 for the three months ended September 30, 2013.   The loss from operations for the three months ended September 30, 2014 of $21,920 was offset by a gain on the sales of excess equipment of $40,495.

RESULTS FOR THE NINE MONTHS ENDED September 30, 2014 and 2013

REVENUE.  Revenue for the nine months ended September 30, 2014 was $2,440,500 compared to $2,427,128 for the nine month period ended September 30, 2013.   The increase in sales of $13,372 is due to a pent up supply of scrap metals after the extremely hard winter in the first quarter of 2014 in north central Missouri. We expect revenues to continue at the same level for the remainder of 2014.

GROSS PROFIT.  Gross profit for the nine months ended September 30, 2014 was $938,568 (38%) compared to $821,456 (34%), for the nine months ended September 30, 2013.   We were able to improve our margins by offering our customers cash payments for scrap metals. We expect our margins to continue in the same range for the remainder of 2014.

OPERATING EXPENSES. Total operating expenses for the nine months ended September 30, 2014 were $1,078,901 compared to $943,003 for the nine months ended September 30, 2013. The increased expense is directly related the costs of being public. Also included in operating expenses for the nine months ended September 30, 2014 is a one time charge of $50,000 for the impairment of the deposit made on the purchase of a scrap yard and $31,803 in additional professional fees related to going public. We expect to continue to incur costs related to due diligence on potential acquisitions for the next year.

NET INCOME (LOSS). Net loss for the nine months September 30, 2014 was $111,191 compared to net loss of $145,238 for the nine months ended September 30, 2013.   The loss from operations for the nine months ended September 30, 2014 of $140,333 was offset by a gain on the sales of excess equipment of $56,530.

LIQUIDITY AND CAPITAL RESOURCES.

Trends, events or uncertainties impact on liquidity:

The Company knows of no trends, additional events or uncertainties that would impact liquidity other than the volatility of the oil and gas market.

In addition to the preceding, the Company plans for liquidity needs on a short term and long term basis as follows:

Short Term Liquidity

The Company has an accumulated deficit of $281,589 as of September 30, 2014.   The Company has relied on external sources of financing to assist short-term working capital needs; through bank loans and shareholder advances.  The Company has negative working capital of $482,516 due to shareholder loans of $187,074 and a bank line of credit of $141,108.  Cash flows from operations for the nine months ended September 30, 2014 were $67,670.

.

Long Term Liquidity

The Company has a line of credit secured by its equipment. The Company repaid $220,000 of the line of credit during the nine months ended September 30, 2014. The Company also repaid $89,411 of related party loans during the nine months ended September 30, 2014. The Company received $203,545 from the sale of excess equipment during the nine months ended September 30, 2014.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2014.  This evaluation was accomplished under the supervision and with the participation of our chief executive officer / principal executive officer, and chief financial officer / principal financial officer who concluded that our disclosure controls and procedures are not effective.

Based upon an evaluation conducted for the period ended September 30, 2014, our Chief Executive and Chief Financial Officer has concluded that as of the end of the periods covered by this report, we have identified the following material weakness of our internal controls:

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

Date: March 11, 2015