Form 10-Q
period 2021-09-30
American Metals Recovery & Recycling Inc.
filed 2021-11-01
CIK 1488638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56318

AMERICAN METALS RECOVERY AND RECYCLING INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

7119 West Sunset Boulevard, Los Angeles, California	90046
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (323) 970-2358

Securities registered pursuant to the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AMRR	OTC Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒

As of October 29, 2021, the registrant had 11,081,336 shares of Common Stock outstanding and 600,000 shares of Preferred Stock outstanding.

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets
Cash	$15,164	$43,436
Total Current Assets	15,164	43,436

Total Assets	$15,164	$43,436

Liabilities and Stockholders' Deficit

Current liabilities
Accounts payable and accrued expenses	$481	$1,030
Note Payable and Accrued Interest – Related Party	97,108	93,733

Total Liabilities	$97,589	$94,763

Stockholders' deficit
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 600,000 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	600	600
Common Stock, 50,000,000 authorized at $0.001 par value; 11,081,336 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	11,081	11,081
Additional paid-in capital	507,571	507,571
Accumulated deficit	(601,677)	(570,579)
Total stockholders' deficit	(82,425)	(51,327)
Total liabilities and stockholders' deficit	$15,164	$43,436

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenue	$-	$-	$-	$-

Operating Expenses
General and Administrative	8,483	7,660	27,723	34,689
Total Operating Expenses	8,483	7,660	27,723	34,689
Net Operating Income (Loss)	(8,483)	(7,660)	(27,723)	(34,689)

Other (Expense)
Interest Expense	(1,124)	(1,125)	(3,374)	(3,351)
Total Other Expense	(1,124)	(1,125)	(3,374)	(3,351)
Net (loss)	$(9,607)	$(8,785)	$(31,097)	$(38,040)

Net (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	11,081,336	11,081,336	11,081,336	11,012,358

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

(Unaudited)

For the Three Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders' (Deficit)
	Shares	Amount	Shares	Amount	Capital	Deficit

Balances at June 30, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(592,070)	$(72,818)
Net loss	-	-	-	-	-	(9,607)	(9,607)
Balances at September 30, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(601,677)	$(82,425)

For the Nine Months Ended September 30, 2021

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(570,579)	$(51,327)
Rounding	-	-	-	$-	-	$(1)	$(1)
Net loss	-	-	-	-	-	(31,097)	(31,097)
Balances at September 30, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(601,677)	$(82,425)

For the Three Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at June 30, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(571,709)	$(52,457)
Common Stock Issued for Cash	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(8,785)	(8,785)
Balances at September 30, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(580,494)	$(61,242)

For the Nine Months Ended September 30, 2020

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balances at December 31, 2019	600,000	$600	10,781,336	$10,781	$432,871	$(542,454)	$(98,202)
Common Stock Issued for Cash	-	-	300,000	300	74,700	-	75,000
Net loss	-	-	-	-	-	(38,040)	(38,040)
Balances at September 30, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(580,494)	$(61,242)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended
	September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(31,097)	$(38,040)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Operating Assets and Liabilities
Accounts Payable	(550)	(2,500)
Accrued Expenses	-	(6,444)
Accrued Interest on Related Party Note Payable	3,375	3,351
Related Party Accrued Liabilities	-	7,150
Net cash (used in) operating activities	(28,272)	(36,483)

Cash used in investing activities	-	-

Cash flows from financing activities
Sale of Common Stock for Cash	-	75,000
Net cash provided by financing activities	-	75,000

Net increase (decrease) in cash	(28,272)	38,517
Cash, beginning of period	43,436	-
Cash, end of period	$15,164	$38,517

Supplemental disclosure of cash flow information
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business

American Metals Recovery and Recycling Inc. ("Company”), a Nevada corporation, was formed on June 29, 2009 as Premier Oil Field Services, Inc. and changed its name to American Metals Recovery and Recycling Inc. on April 25, 2014. The Company serviced the oil industry and then proposed to enter the recycling business. Since that time, the company has been dormant when it attempted to enter the recycling industry. The term "we" and "our" refers to the Company and its subsidiaries unless otherwise stated.

American Metals Recovery and Recycling Inc. (“we” or the “Company”) was incorporated in the State of Nevada on June 29, 2009. We were formed in order to acquire 100% of the outstanding stock of Coil Motor Tubing Corporation, a Texas corporation. Coil Tubing Motor Corporation (“CTM”) was a wholly owned subsidiary of Premier Oil Field Services, Inc. and was formed in June 2006 as a Texas Corporation. CTM serves the oil and gas industry with down-hole drilling motors. These motors were used in the gas well drilling process to drill out frac plugs and other debris in the wellbore.

On April 7, 2014, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with Perfect Metals Inc., a Nevada corporation (“Perfect Metals”) and the shareholders (the “PM Shareholders”) holding all of the issued and outstanding common stock (“PM Common Stock”) of Perfect Metals. Under the Exchange Agreement, the PM Shareholders sold, transferred, conveyed and assigned all their share of PM Common Stock to the Company and the Company issued to the PM Shareholders an aggregate of 9,000,000 newly issued common stock, par value $.001 per share, of the Company (“Premier Common Stock”). As a result of the Exchange Agreement, Perfect Metals became the Company’s wholly owned subsidiary (the “Acquisition”) and the Company changed its name to American Metals Recovery and Recycling, Inc.

On October 1, 2014, the Circuit Court of Adair County of the State of Missouri (the “Court”) issued an order (the “Order”) in Case Number 15CK-CC00028, State of Missouri in the Circuit Court of Clark County, appointing a receiver to keep, preserve and protect the businesses (the “Businesses”) of Perfect Metals USA, LLC and Whispers, LC, both wholly-owned indirect subsidiaries of the Company). The Order was issued by the Court as a result of a dispute arising out of a September 23, 2014 petition for breach of employment agreement, tortious interference with contract, fraud, breach of fiduciary duty, civil conspiracy, declaratory judgment and preliminary and permanent injunctive relief (the “Petition”) filed by David Janes, an affiliate of the Company and a former director and officer of the Company’s subsidiaries, which Petition named as defendants (i) Gordon Muir, the Company’s President, Chief Executive Officer, Chief Financial Officer and sole member of the Company’s Board of Directors; (ii) Traci Muir, Gordon Muir’s spouse; (iii) the Company; (iv) Perfect Metals USA, the Company’s subsidiary; (v) Perfect Metals USA, LLC, the Company’s subsidiary; (vi) Whispers, LLC, the Company’s subsidiary (collectively, the “Defendants”). The Defendants disputed the claims set forth in the Petition and on October 15, 2014, filed with the Court an answer denying the claims set forth in the Petition and asserting that all actions taken by the Defendants were done with due authority and justification. Furthermore, the Defendants filed a counterclaim against Mr. Janes and various other parties affiliated with or acting under instruction of Mr. Janes for damages and declaratory judgment arising out of the Counterclaim.

On August 20, 2015, the Company executed a settlement agreement in resolution of the litigation. The settlement was confirmed by the Court on September 25, 2015. Pursuant to the Memorandum of Settlement and Joint Motion for Dismissal of All Claims and Counterclaims and Termination of Receivership, the Court thereby adjudged and vacated the Order of October 1, 2014 appointing a receiver for Perfect Metals USA L.L.C. and Whispers L.L.C. and terminates the receivership as to those entities. Plaintiff’s Petition, and all claims and causes of action set forth therein, were thereby dismissed with prejudice. Counterclaimants’ First Amended Counterclaim, and all claims and causes of action set forth therein, were thereby dismissed with prejudice.

As of September 25, 2015 and thereafter, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company currently intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not currently entered into any negotiations regarding such an acquisition. The Company's officer and director has not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof. The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol AMRR. There is currently only a limited trading market in the Company’s shares, nor do we believe that any active trading market has existed for approximately the last 5 years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Exchange Act. In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether the trading market will provide liquidity to investors or whether any trading market will be sustained.

Basis of Preparation

The accompanying financial statements include the financial information of American Metals Recovery and Recycling Inc. (the "Company") have been prepared in accordance with the instructions to financial reporting as prescribed by the Securities and Exchange Commission (the "SEC"). The preparation of these financial statements and accompanying notes in conformity with U.S. generally accepted accounting principles ("GAAP"). In the opinion of management, the financial statements contained in this report include all known accruals and adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods reported herein.

Reclassifications

Certain prior period amounts have been reclassified to conform to current period presentation.

Adoption of New Accounting Standard

In February 2016, the FASB issued ASU 2016-02 "Leases", which is codified in ASC 842 "Leases" and supersedes current lease guidance in ASC 840. These provisions require lessees to put a right-of-use asset and lease liability on their balance sheet for operating and financing leases that have a term of more than one year. Expense will be recognized in the income statement similar to current accounting guidance. For lessors, the ASU modifies the classification criteria and the accounting for sales-type and direct financing leases. Entities will need to disclose qualitative and quantitative information about their leases, including characteristics and amounts recognized in the financial statements. These provisions are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We adopted the provisions on January 1, 2019, including interim periods subsequent to the date of adoption. Entities are required to use a modified retrospective approach upon adoption to recognize and measure leases at the beginning of the earliest comparative period presented in the financial statements. Since all the leases were finance leases, there was no effect on the financial statements when ASC 842 was adopted.

In September 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation, to simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments for employees, with certain exceptions. Under the new guidance, the cost for nonemployee awards may be lower and less volatile than under current US GAAP because the measurement generally will occur earlier and will be fixed at the grant date. This update is effective for annual financial reporting periods, and interim periods within those annual periods, beginning after December 15, 2018, although early adoption is permitted. The Company adopted the standard effective January 1, 2019, and found the adoption did not have a material effect on our financial statements.

The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on their financial position, results of operations or cash flows.

Accounting Standards not yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires measurement and recognition of expected credit losses for financial assets held. ASU 2016-13 is effective for us in our first quarter of fiscal 2023, and earlier adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-13 on our financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the use of estimates and assumptions by management in determining the reported amounts of assets and liabilities, disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates are primarily used in our revenue recognition, long-lived asset impairments and adjustments, deferred tax, stock-based compensation, and reserves for legal matters.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash and cash equivalents.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. Related party balances as of September 30, 2021 and December 31, 2020 were $97,108 and $93,733, respectively (see Note 4. Related Party Transactions).

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. Accordingly, share-based compensation is measured at grant date, based on the fair value of the award and is recognized as expense over the requisite employee service period. The Company accounts for stock-based compensation to other than employees in accordance with ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black-Scholes option-pricing model for common stock options and the closing price of the company's common stock for common share issuances.

Revenue Recognition

The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer

Contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company' preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

2.	Identify the performance obligations in the contract

Our sales and account management teams define the scope of services to be offered, to ensure all parties are in agreement and obligations are being delivered to the customer as promised. The performance obligation may not be fully identified in a mutually signed contract, but may be outlined in email correspondence, face-to-face meetings, additional proposals or scopes of work, or phone conversations.

3.	Determine the transaction price

Pricing is discussed and identified by the operations team prior to submitting an invoice to the customer.

4.	Allocate the transaction price to the performance obligations in the contract

If a contract involves multiple obligations, the transaction pricing is allocated accordingly, during the performance obligation phase.

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company's advertising platform.

The company generates analytical reports monthly or as required to show how the ad dollars were spent and how the targeting resulted in click-through. The report satisfies the performance obligation, regardless of the outcome or effectiveness of the campaign.

Sales are recognized when promised services are started in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services. Sales for service contracts generally are recognized as the services are being provided.

Accounts Receivable and Allowance for Doubtful Accounts

The Company establishes an allowance for bad debts through a review of several factors including historical collection experience, current aging status of the customer accounts, and financial condition of our customers. The Company does not generally require collateral for our accounts receivable. There were no accounts receivable and allowance for doubtful accounts as of September 30, 2021 and December 31, 2020.

Risk Concentrations

The Company does not hold cash in excess of federally insured limits.

General and Administrative Expenses

The Company's general and administrative expenses consisted of the following types of expenses during 2021 and 2020: Legal and accounting, consulting, office expenses and other administrative related expenses.

Property and Equipment

Property and equipment are carried at the cost of acquisition or construction and depreciated over the estimated useful lives of the assets. Costs associated with repair and maintenance are expensed as incurred. Costs associated with improvements which extend the life, increase the capacity, or improve the efficiency of our property and equipment are capitalized and depreciated over the remaining life of the related asset. Gains and losses on dispositions of equipment are reflected in operations. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment of Long-Lived Assets

The Company reviews the carrying value of its long-lived assets annually or whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the asset by comparing the undiscounted future net cash flows expected to result from the asset to its carrying value. If the carrying value exceeds the undiscounted future net cash flows of the asset, an impairment loss is measured and recognized. An impairment loss is measured as the difference between the net book value and the fair value of the long-lived asset. Fair value is determined based on either expected future cash flows at a rate we believe incorporates the time value of money. No indications of impairments were identified in 2021 or 2020.

Basic and Diluted Net (Loss) per Share

	Nine Months Sept 30, 2021	Nine Months Sept 30, 2020
Numerator:
Net (Loss) attributable to common shareholders of American Metals Recovery and Recycling, Inc.	$(31,097)	$(38,040)
Net (Loss) attributable to American Metals Recovery and Recycling, Inc.	$(31,097)	$(38,040)

Denominator:
Weighted average common and common equivalent shares outstanding – basic and diluted	11,081,336	11,012,358

Earnings (Loss) per Share attributable to American Metals Recovery and Recycling, Inc.:
Basic	$(0.00)	$(0.00)
Diluted	$(0.00)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2021, and 2020. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2021, is 21,401,000.

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the "Act") was enacted, which, among other changes, reduced the federal statutory corporate tax rate from 35% to 21%, effective January 1, 2018. As a result of this change, the Company's statutory tax rate for fiscal 2019 and 2020 will be 21%. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. As of September 30, 2021, and December 31, 2020, the Company has not reflected any amounts as a deferred tax asset due to the uncertainty of future profits to offset any net operating loss.

The Company's deferred tax assets consisted of the following as of September 30, 2021 and December 31, 2020:

	Jun 30, 2021	Dec 31, 2020
Net operating loss	$12,437	$5,906
Valuation allowance	(12,437)	(5,906)
Net deferred tax asset	-	-

Uncertain tax position

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of September 30, 2021 and December 31, 2020.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, accounts payable and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Research and Development

The Company spent no money for research and development cost for the periods ended September 30, 2021 and December 31, 2020.

Advertising Cost

The Company spent $0 for advertisement for the periods ended September 30, 2021 and 2020.

NOTE 2 – GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, The Company has an accumulated deficit of $601,677 since its inception and had a working capital deficit of $82,425, negative cash flows from operations and limited business operations as of September 30, 2021. These conditions raise substantial doubt as to The Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if The Company is unable to continue as a going concern.

The Company continues to review its expense structure. Management plans to continue raising funds through debt and equity financing. This financing may be insufficient to fund expenditures or other cash requirements. There can be no assurance that additional financing will be available to the Company on acceptable terms or at all. These financial statements do not give effect to adjustments to assets would be necessary for the Company be unable to continue as going concern.

NOTE 3 – NOTES PAYABLE AND CONVERTIBLE NOTE PAYABLES

As of September 30, 2021, and December 31, 2020, the Company had unamortized discount of $3,882 and $0 respectively.

The Company analyzed the below convertible notes for derivatives noting none.

On December 16, 2019, the Company issued a Promissory Note to Specialty Capital Lenders LLC (“Specialty”) in the amount of Eighty-Nine Thousand Two Hundred Fifty-Eight dollars ($89,258.00) (see Note 6. Related Party Promissory Note). The unpaid principal accrues interest at the rate of five percent (5.00%) per annum starting on January 1, 2020, and the note matures on January 31, 2021 (the “Maturity Date”). On the Maturity Date, the Company must pay Specialty the outstanding principal balance together with all accrued and unpaid interest.

	As of	As of
	Sept 30, 2021	Dec 31, 2020
Principal	$89,258	$89,258
$Accrued and unpaid interest	7,850	4,475
Total	$97,108	$93,733

	Original	Due	Interest	Conversion	Sept 30,
Name	Note Date	Date	Rate	Rate	2021

Related Party Notes Payable:
Specialty Capital Lenders LLC	12/16/2019	10/31/2021	5%	$-	$89,258

NOTE 4 – RELATED PARTY TRANSACTIONS

The Company is provided office space by one of the officers and directors at no charge. The Company believes that this office space is sufficient for its needs for the foreseeable future.

On December 16, 2019, the Company’s former President sold the obligation owed to him by the Company of $89,258.00 to Specialty Capital Lenders, LLC an affiliate and related party to the Company. These Company liabilities were converted to a Note Payable which started accruing interest on January 1, 2020 at a rate of five percent (5%) per annum. The Note matures on October 31, 2021.

As of both September 30, 2021 and December 31, 2020, the Company recorded both the principal and accrued and unpaid interest related to the Promissory Note as a current liability on its balance sheet, as the note’s October 31, 2021 maturity date is within twelve (12) months of the reporting date.

	As of	As of
	Sept 30, 2021	Dec 31, 2020
Principal	$89,258	$89,258
Accrued and unpaid interest	7,850	4,475
Total	$97,108	$93,733

As of September 30, 2021, the Company has a balance of $97,108 and $93,733, respectively, of note payable and accrued interest payable with related parties.

NOTE 5 – STOCK HOLDERS' DEFICIT

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, par value $0.001. As of September 30, 2021 and December 31, 2020, there were 11,081,336 shares of common stock outstanding.

During the nine months ending September 30, 2021, the Company did not issue any common stock.

During the nine months ending September 30, 2020, the Company issued 300,000 common shares for $75,000 cash and issued no preferred stock.

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.001. As of September 30, 2021 and December 31, 2020, there were 600,000 shares of preferred stock outstanding.

During the nine months ending September 30, 2021 and 2020, the Company did not issue any preferred stock.

Options and Warrants

As of September 30, 2021 and December 31, 2020, the Company has no options or warrants outstanding.

NOTE 6 – INCOME TAXES

The Company follows ASC 740, Accounting for Income Taxes. During 2009, there was a change in control of the Company. Under section 382 of the Internal Revenue Code such a change in control negates much of the tax loss carry forward and deferred income tax. Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. For federal income tax purposes, the Company uses the accrual basis of accounting, the same that is used for financial reporting purposes.

The Company did not have taxable income during 2021.

The Company's deferred tax assets consisted of the following as of September 30, 2021, and December 31, 2020:

	2021	2020
Net operating loss	$12,437	$5,906
Valuation allowance	(12,437)	(5,906)
Net deferred tax asset	$-	$-

As of September 30, 2021, and December 31, 2020, the Company's accumulated net operating loss carry forward was approximately $601,677 and $570,579, respectively. Of the $601,677, approximately $59,222 is available for carryforward. Before the implementation of the Tax Cuts and Jobs Act (TCJA) in 2018, the Internal Revenue Service (IRS) allowed businesses to carry net operating losses forward 20 years to net against future profits and backward two years for an immediate refund of previous taxes paid. Net operating losses may now be carried forward indefinitely until the loss is fully recovered, but they are limited to 80% of the taxable income in any one tax period. The CARES Act removed the restrictions on tax loss carryback for tax years 2018, 2019, and 2020. The deferred tax assets have been adjusted to reflect the recently enacted corporate tax rate of 21%.

NOTE 7 – SUBSEQUENT EVENTS

As of September 30, 2021, the Company was obligated to Specialty Capital Lenders LLC for $89,258 with accrued interest of $7,850 for a total of $97,108 evidenced by a note that matures on October 31, 2021. As of the date hereof, the maturity date of the note was extended to January 31, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s Plan of Operation.

The following discussion contains forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They use of words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide forward-looking statements in other materials that we release to the public.

Overview.

The Company’s current business objective is to seek a business combination with an operating company. The Company intend to use our limited personnel and financial resources in connection with such activities. We will utilize our capital stock, debt or a combination of capital stock and debt, in effecting a business combination. It may be expected that entering into a business combination will involve the issuance of restricted shares of capital stock. The issuance of additional shares of our capital stock may significantly reduce the equity interest of our shareholders, will likely cause a change in control if a substantial number of our shares of capital stock are issued, and most likely will also result in the resignation or removal of our present officer and director and may adversely affect the prevailing market price for our common stock.

If we issued debt securities, it could result in default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations, acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenants were breached without a waiver or renegotiations of such covenants, our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand, and our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Going Concern.

The Company’s audited financial statements for the years ended December 31, 2020 and 2019, were prepared using the assumption that we will continue our operations as a going concern. Our independent accountants in their audit report have expressed substantial doubt about our ability to continue as a going concern. Our operations are dependent on our ability to raise sufficient capital or complete business combination as a result of which we become profitable. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

The Company had not generated any revenues during the years 2020 and 2019. The Company had total operating expenses of $23,620 during the year ended December 31, 2020 and total operating expenses of $6,600 in the year ended December 31, 2019. The Company incurred $4,475 interest expense during the year ended December 31, 2020 and no interest expense during the year ended December 31, 2019. During the years ended December 31, 2020 and December 31, 2019, the Company had a net loss of $28,125 and $6,600, respectively.

The Company has not generated any revenues during the quarter ended September 30, 2021. The Company had total operating expenses of $8,483 for the three months ended September 30, 2021 and $27,723 for the nine months ended September 21, 2021 (as compared to $34,689 for the nine months ended September 30, 2020). The Company had total operating expenses of $23,620 during the year ended December 31, 2020. The Company incurred $1,214 interest expense for the three months ended September 30, 2021, $1,125 for the three months ended September 30, 2020, $3,374 for the nine months ended September 30, 2031 and $3,351 for the nine months ended September 30, 2020.

During the three months ended September 30, 2021 and the three months ended September 30, 2020, the Company had a net loss of $9,607 and $8,785, respectively. During the nine months ended September 30, 2021 and the nine months ended September 30, 2020, the Company had a net loss of $31,097 and $38,040, respectively.

Liquidity and Capital Resources.

As of December 31, 2020 and through the date hereof, the Company has no business operations and limited cash resources other than that provided by Repository Services LLC. We are dependent upon interim funding to be provided by Repository Services LLC or Specialty Capital Lenders LLC to pay professional fees and expenses. If the Company require additional financing, the Company cannot predict whether equity or debt financing will become available at terms acceptable to us, if at all. Repository Services LLC has agreed to provide funding as may be required to pay for accounting fees and other administrative expenses of the Company until the Company enters into a business combination. The Company would be unable to continue as a going concern without interim financing provided by Repository Services LLC.

As of December 31, 2020, the Company had cash of $43,436 and as of December 31, 2019, the Company had no cash. As of September 30, 2021, the Company had $15,164 in total assets and $97,489 in total liabilities.

The Company had a negative cash flow from operations of $36,040 during the year ended December 31, 2020, mainly due to a net loss of $28,125 and a negative cash flow from operations during the quarter ended September 30, 2021, due to a net loss of $9,607. The Company had financed our negative cash flow from operations during the twelve months ended December 31, 2020 through the sale of shares of common stock to three investors. The Company did not sell and issue any securities during the nine months ended September 30, 2021.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid from additional money lent to the Company by Repository Services LLC.

The Company currently plans to satisfy its cash requirements for the next twelve months through its cash on hand and borrowings from Repository Services LLC or Specialty Capital Lenders LLC or entities or individuals affiliated with either and believes it can satisfy its cash requirements so long as the Company are able to obtain financing from these parties. The Company expects that money borrowed will be used during the next twelve months to satisfy the Company’s operating costs, professional fees and for general corporate purposes.

During the next twelve months, we anticipate incurring costs related to filing of Securities Exchange Act of 1934, as amended, reports, franchise fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating an acquisition or business combination. The Company estimates that these costs will be in the range of ten to twelve thousand dollars per year, and that the Company will be able to meet these costs as necessary with funds to be advanced or loaned to us by Repository Services LLC and/or Specialty Capital Lenders LLC.

As of September 30, 2021, the Company was obligated to Specialty Capital Lenders LLC for $89,258 with accrued interest of $7,850 for a total of $97,108 evidenced by a note that matures on October 31, 2021. As of the date hereof, the maturity date of the note was extended to January 31, 2022.

Off-Balance Sheet Arrangements.

As of December 31, 2020 and 2019, September 30, 2021 and 2020, the Company did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended,.

Contractual Obligations and Commitments.

As of December 31, 2020 and 2019, September 30, 2021 and 2020, the Company did not have any contractual obligations.

Critical Accounting Policies.

Our significant accounting policies are described in the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and to be effected by the Board of Directors and management (solely Quynh Hoa T. Tran), to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(a)       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)       Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(c)       Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, though not eliminate, this risk.

Management is and will be responsible for establishing and maintaining adequate internal control over our financial reporting. To assist and because of lack of personnel, current management has engaged an outside certified public accountant to assist in the financial reporting. We have been informed that our outside certified public accountant has used various frameworks to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective for the reported then quarter ended.

Our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) have been designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended,, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management and our Chief Executive Officer - Chief Financial Officer, to allow timely decisions regarding required disclosure.

Quynh Hoa T. Tran with the assistance of our outside certified public accountant has conducted an evaluation of the effectiveness of our disclosure controls and procedures. The Company cause to perform this evaluation on a quarterly basis so that the conclusions concerning the effectiveness of our disclosure controls and procedures can be reported in our quarterly reports on Form 10-Q and annual report on Form 10-K. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer are required to conclude on the effectiveness of the disclosure controls and procedures as at the end of the quarter covered by the report.

The Company's disclosure controls and procedures may not have been effective prior to our engaging an auditing firm and our preparation for the filing of our General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on Form 10 on August 2, 2021, as the Company was not required to address management’s assessment of disclosures controls and procedures. As that time, we instituted new reporting and approval procedures that have remediated any potential material weaknesses and the Company further concluded that our internal controls over financial reporting was effective. We are taking additional measures to enhance the ability of our systems of disclosure controls and procedures to timely identify and respond to any federal or state substantive changes that are applicable to us.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There have been no legal proceeding pending against the Company as required by Item 103 of Regulation S-K.

ITEM 1A.. RISK FACTORS

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, "Item 1A. Risk Factors" in the Company’s Form 10 filed on October 2, 2021, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s General Form for Registration of Securities of Small Business Issuers under Section 12(g) of the Securities Exchange Act of 1934 on Form 10 may not the only risks facing the Company. Additional uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or its plan of operation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since March 4, 2020, there has been no unregistered sales of equity securities.

On March 4, 2020, the Company sold and issued 300,000 shares of Common Stock to three accredited investors, [Silicon Beach LLC (Adam Sexton - Manager), Katell Survivors Trust (Gerald Katell, Trustee) and Quynh Hoa T. Tran], as that term is defined under the Securities Act, for cash at $ 0.25 per share.. Each restricted certificate contains a legend (i) stating that the shares have not been registered under the Securities Act and (ii) setting forth or referring to the restriction on transferability and sale of the shares under the Securities Act. Use of proceeds was for administrative and general corporate purposes.

ITEM 3. DEFAULTS UON SENIOR SECURITIES

Not Applicable

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

ITEM 5. OTHER INFORMATION.

Although the Company’s plan of operation is to acquire an interest in a business opportunity, the Company is not currently engaged in any negotiations to acquire a business opportunity or effectuate a business combination. However, the majority shareholder has had preliminary negotiations that, if consummated, may result in a change in control. This change of control may subsequently result in the Company identifying a business opportunity and consummating a business combination. We have been informed that if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the Securities Exchange Act of 1934, as amended, any persons are to be elected or designated as our directors, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then not less than ten (10) days prior to the date any such person or persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall make a filing with the Securities and Exchange Commission and comply with the Securities Exchange Act of 1934, as amended. In the event there is any resulting acquisition of a business opportunity, the Securities Exchange Act of 1934, as amended, requires us to provide certain information about significant acquisitions, including audited financial statements.

ITEM 6. EXHIBITS.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29 2021	AMERICAN METALS RECOVERY AND RECYCLING, INC.

/s/ Quynh Hoa T. Tran

Quynh Hoa T. Tran,
President and Chief Executive Officer

