Form 10-K
period 2021-12-31
American Metals Recovery & Recycling Inc.
filed 2022-05-27
CIK 1488638

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-56318

AMERICAN METALS RECOVERY AND RECYCLING INC.

(Exact name of registrant as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation)

4301 West Bank Drive, Suite 110B, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (866) 365-0620

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AMRR	OTC Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒

The aggregate market value of the voting common stock, $0.001 par value (“Common Stock”), of the registrant held by non-affiliates was approximately $902,000 based on the $0.305 closing price per common share on OTC on June 30, 2021. For purposes of this calculation, an aggregate of 8,123,230 shares of Common Stock held directly by, or by affiliates of, the directors and the executive officers of the registrant have been included in the number of common shares held by affiliates.

As of May 24, 2022, the registrant had 11,081,336 shares of Common Stock outstanding.

Documents incorporated by reference: None.

2

AMERICAN METALS RECOVERY AND RECYCLING INC.

2021 FORM 10-K ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Cautionary Note Concerning Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K (this “Annual Report”) of American Metals Recovery and Recycling Inc., a Nevada corporation (the “Company, “AMRR”, “we”, “our” or “us”), discuss future expectations, contain projections of our plan of operation or financial condition or state other forward-looking information. These forward-looking statements are generally identified by the words such as “expects,” “anticipates,” “goals,” “intends,” “plans,” “believes,” “seeks,” or “estimates,” the negative of such terms or other comparable terminology. Words such as variations of such words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results or plans to differ materially from those expressed or implied. These forward-looking statements are based on the current plans and expectations of our management and are subject to a number of uncertainties and risks that could significantly affect our current plans and expectations, as well as future results of operations and financial condition and may cause our actual results, performances or achievements to be materially different from any future results, performances or achievements expressed or implied by such forward-looking statements. Any safe harbor provisions under the federal securities law may not apply to an issuer that issues penny stock. The information contained elsewhere in this Annual Report or in our other filings with the Securities and Exchange Commission (the “SEC”) including under the caption “Risk Factors”, or incorporated herein or therein, identifies other important factors that could cause differences from our forward-looking statements. Our other filings with the SEC are available on the SEC's website at www.sec.gov. You should not place undue reliance upon our forward-looking statements. The Company does not assume any obligation to update any forward-looking statements to reflect events or circumstances after the date of this Annual Report except as required by applicable law.

General Background of the Company

The Company was incorporated in the State of Nevada on June 29, 2009 as Premier Oil Field Services, Inc. and changed its name to American Metals Recovery and Recycling Inc. on April 25, 2014. The Company was dormant from 2015 until February 2021.

On August 2, 2021, the Company filed a Registration Statement on Form 10 to register the Company’s shares of common stock, $0.001 par value (“Common Stock”) under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company received no proceeds as result of such registration.

Prior to December 23, 2021, Repository Services LLC, a Wyoming limited liability company (“Repository Services”), held 8,123,230 shares, or 73.3% of the issued and outstanding shares of, Common Stock and 100% of the issued and outstanding shares of preferred stock, par value $0.001 (“Preferred Stock”), of the Company. On December 23, 2021, Multiband Global Resources, LLC, a Delaware limited liability company (“Multiband”), acquired 7,923,230 shares, or 71.5% of the issued and outstanding shares of, Common Stock and 100% of the issued and outstanding shares of Preferred Stock in exchange for a cash payment of $500,000 paid by Multiband to Repository Services. Also in December 2021, Repository Services transferred the remaining 200,000 shares of Common Stock that were not purchased by Multiband to Katell Survivors Trust (Gerald Katell, Trustee), an unrelated third party.

Since September 25, 2015, the Company has met the definition of a "shell" company, whose sole purpose was to locate and consummate a merger or acquisition with a privately-held operating company private entity.

On January 21, 2022, the Company issued a Secured Promissory Note (“Note”) to GNET ATC, Inc. (“GNET”) in an aggregate principal amount of $44 million. The Note bears interest at a rate of 10% per annum and matures on January 21, 2025 (the “Maturity Date”). The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment on the Maturity Date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The proceeds of the Note were used for working capital and to fund the acquisition of AMR Resources, LLC (“AMR Resources”) as described below.

On February 1, 2022, the Company completed the acquisition of all outstanding limited liability company interests of AMR Resources for $40.5 million in cash (the “AMR Resources Acquisition”), pursuant to a Unit Purchase Agreement (the “AMRR Agreement”), dated February 1, 2022, by and between the Company and OnePath Systems, LLC (“OnePath”), subject to post-closing adjustment as contemplated therein. In contemplation of the AMR Resources Acquisition, OnePath formed AMR Resources and contributed those assets necessary for the operation of its integrated services business. As a result of the AMR Resources Acquisition, the Company acquired 100% of the outstanding limited liability company interests of AMR Resources and the former integrated services business of OnePath and AMR Resources became a wholly owned subsidiary of the Company.

AMR Resources designs, deploys and maintains integrated low-voltage systems for the commercial and residential market. This includes Life Safety, Physical Security, Audio-Visual, Networking and Structured Cabling solutions.  With approximately 300 employees and over 5,000 subcontractors, AMR Resources has a national footprint, with a heavy concentration in the Southeastern United States and is headquartered in the Atlanta, Georgia metropolitan area.

The Company continues to seek to acquire assets or shares of one or more additional privately-held entities actively engaged in revenue generating commercial activities in exchange for the Company’s securities or cash. The Company is considering other acquisition candidates but has not entered into any acquisition agreements for additional acquisitions.

The Common Stock is quoted on the OTC Markets Group, Inc.’s Pink Open Market Platform (the “Pink Sheets”) under the symbol “AMRR”. Our office is located at 4301 West Bank Drive, Suite 110B, Austin, Texas 78746, and our telephone number is (866) 365-0620.

The Company’s internet website address is www.amrresources.com. We make available, free of charge, through the “SEC Filings” section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after these forms are filed with, or furnished to the SEC. Any material we file with or furnish to the SEC is also maintained on the SEC website, www.sec.gov. Security holders may send communications to our Board of Directors or individual Directors by writing to the party for whom the communication is intended at American Metals Recovery and Recycling Inc., attention: Corporate Secretary, 4301 West Bank Drive, Suite 110B, Austin, Texas 78746 or by email at Info@amrresources.com .. Our website address is included in this Annual Report as a textual reference only. The information on or accessible through our website is not incorporated by reference into this Annual Report or other documents we file with, or furnish to, the SEC. We intend to use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Those disclosures will be included on our website in the “SEC Filings” section. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts.

Business Objectives of the Company

As of the date of this Annual Report, the Company’s operations consist of the commercial activities of AMR Resources which was acquired on February 1, 2022. AMR Resources designs, deploys and maintains integrated low-voltage systems for the commercial and residential market. This includes Life Safety, Physical Security, Audio-Visual, Networking and Structured Cabling solutions.  With approximately 300 employees and over 5,000 subcontractors, AMR Resources has a national footprint, with a heavy concentration in the Southeastern United States and is headquartered in the Atlanta, Georgia metropolitan area.

The Company had no business operations from September 25, 2015 until February 1, 2022, when the AMR Resources Acquisition was consummated. Management (which includes possible participation by our majority shareholder) intends to direct its efforts and limited resources to pursue additional business acquisitions. The Company intends to continue to seek, investigate and, if such investigation warrants, acquire one or more additional operating businesses. The Company will not restrict our search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity. This discussion of potential business acquisitions herein is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be limited in our ability to participate in potential business venture because the Company has nominal assets and limited financial resources.

General Overview

COVID-19.

The coronavirus disease (COVID-19) pandemic and other events (such as a significant outbreak of variations thereof or other infectious diseases could adversely affect) have adversely affected, the economies and financial markets worldwide, and the business of any potential target business with which we consummate an initial business combination could be materially and adversely affected. Many of the COVID-19 restrictions that had been imposed in the United States during the pandemic have since been lifted and commercial activity in the United States generally has increasingly returned to pre-pandemic practices and operations, although recent variants of the virus have caused increased infections and resulted in governments and businesses implementing or adopting certain requirements. It is possible that COVID-19 restrictions may be reimposed and our business may be materially adversely affected.

Company is a Shell Company with Penny Stock.

As of the date of this Annual Report, the Company is a shell company under Rule 405 and 12b-2 of the Exchange Act which defines a shell company as an issuer that that has no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents; or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets.

The Company’s common stock is a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as the common stock of the Company is subject to the penny stock rules, it may be more difficult to sell the Company’s common stock.

As a shell issuer, we lack the availability of the use of Rule 144 by security holders and the lack of liquidity in our stock.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act (the "Amended Rule 15c2-11"). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11 modifies the "piggyback exemption" that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e. a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, shell companies like the Company (and formerly suspended securities) may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 requires, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, more difficult to trade the securities on the Pink Sheets. The Company intends to provide the specified current information under the Exchange Act but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

Unavailability of Rule 144 for Resale.

Rule 144(i) “Unavailability to Securities of Issuers With No or Nominal Operations and No or Nominal Non-Cash Assets” provides that Rule 144 is not available for the resale of securities initially issued by an issuer that is a shell company. We have identified our company as a shell company and, therefore, the holders of our securities may not rely on Rule 144 to have the restriction removed from their securities without registration or until the Company is no longer identified as a shell company and has filed all requisite periodic reports under the Exchange Act for the period of twelve (12) months.

As a result of our classification as a shell company, our investors are not allowed to rely on the “safe harbor” provisions of Rule 144, promulgated pursuant to the Securities Act of 1933, as amended (“Securities Act”), so as not to be considered underwriters in connection with the sale of our securities until one year from the date that we cease to be a shell company. This will likely make it more difficult for us to attract additional capital through subsequent unregistered offerings because purchasers of securities in such unregistered offerings will not be able to resell their securities in reliance on Rule 144, a safe harbor on which holders of restricted securities usually rely to resell securities.

Very Limited Liquidity of our Common Stock.

Our Common Stock occasionally trades on the Pink Sheets and there is a very limited active market in our common stock. As a result, there is only limited liquidity in our Common Stock.

Russia-Ukraine Conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have not yet experienced direct effects from the conflict. We have no basis to evaluate the possible risks of this conflict.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are comprised of 2,193 square feet of rented office space located at 4301 West Bank Drive, Suite 110B, Austin, Texas 78746. AMR Resources is located in 38,400 square feet of rented office space in Kennesaw, Georgia.  The Company believes that the office facilities are sufficient for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to or otherwise subject to legal proceedings that arise in the ordinary course of our business. As of the date of this Annual Report, we were not subject to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Note applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Common Stock is quoted on the Pink Sheets under the symbol “AMRR”.

The Company has one class of Common Stock, and is authorized to issue 50,000,000 shares of Common Stock. As of May 26, 2022, the Company had 11,081,336 shares of Common Stock issued and outstanding. The Company is authorized to issue 20,000,000 shares of Preferred Stock. As of May 26, 2022, the Company had 600,000 shares of Preferred Stock issued and outstanding.

The Company does not intend to pay dividends on our Common Stock or Preferred Stock and do not anticipate or contemplate paying cash dividends on our Common Stock or Preferred Stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurance that we will ever have excess funds available to pay dividends. Any future determination as to the payment of dividends will depend upon critical requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview.

At December 31, 2021, the Company’s business objective was to seek a business combination with an operating company.

On January 21, 2022, the Company issued the $44 million Note to GNET, which bears interest at a rate of 10% per annum and matures on the Maturity Date, January 21, 2025. The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment at the maturity date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The proceeds of the Note were used for working capital and to fund the acquisition of AMR Resources as described previously and below.

On February 1, 2022, the Company acquired 100% of the outstanding limited liability company interests of AMR Resources consisting of the former integrated services business of OnePath for $40.5 million in cash subject to post-closing adjustment as contemplated by the AMRR Agreement, and AMR Resources became a wholly owned subsidiary of the Company. .

AMR Resources designs, deploys and maintains integrated low-voltage systems for the commercial and residential market. This includes Life Safety, Physical Security, Audio-Visual, Networking and Structured Cabling solutions.  With approximately 300 employees and over 5,000 subcontractors, AMR Resources has a national footprint, with a heavy concentration in the Southeastern United States and is headquartered in the Atlanta, Georgia metropolitan area.

The Company continues to search for one or more potential acquisition targets for a business combination. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we will be required to seek additional financing, which may or may not be available a terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. The Company’s officers, directors or shareholders are not required to provide any financing to us in connection with or after a business combination.

Going Concern.

As of December 31, 2021, the Company did not have any business operations. As of December 31, 2021, the Company had assets totaling $138, liabilities totaling $99,263, and a working capital deficit of $99,125.

On January 21, 2022, the Company received $44 million of loan proceeds from issuance of the Note. The Company used $40.5 million of the proceeds to acquire AMR Resources on February 1, 2022. The remaining proceeds of the Note will be used to fund the operating activities of the Company and AMR Resources.

Following the AMR Resources Acquisition, we are establishing corporate infrastructure necessary to operate the Company and our wholly owned subsidiary, AMR Resources, as an independent business.

We expect that AMR Resources will have negative cash flow and require financial support for the foreseeable future while the Company takes actions necessary establish the operations as a profitable stand-alone business.

The continuation of the Company as a going concern is dependent upon (i) our ability to identify future investment opportunities, (ii) our ability to obtain any necessary debt and/or equity financing, (iii) our ability to generate profits from the operation of AMR Resources and (iv) our ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. The Company’s financial statements for the year ended December 31, 2021 do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

We did not generate any revenues during the years ended December 31, 2021 or 2020. We had total operating expenses of $36,797 for the year ended December 31, 2021 and total operating expenses of $28,095 for the year ended December 31, 2020. The expenses in 2021 and 2020 primarily consisted of professional fees and transfer agent fees.

We incurred $4,500 and $4,475 in interest expense for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, we incurred net losses of $36,797 and $28,095, respectively.

Liquidity and Capital Resources.

As of December 31, 2021, the Company did not have any business operations, it had assets totaling $138, liabilities totaling $99,263, and a working capital deficit of $99,125.

On January 21, 2022, the Company received $44 million of loan proceeds from issuance of the Note. The Company used $40.5 million of the proceeds to acquire AMR Resources on February 1, 2022. The remaining proceeds of the Note will be used to fund the operating activities of the Company and AMR Resources. At May 26, 2022, the Company had approximately $1,800,000.00 cash on hand and current liabilities of approximately $7,100,000.00.

Following the AMR Resources Acquisition, we will incur significant and undetermined costs to establish corporate infrastructure necessary to operate the Company and AMR Resources, as an independent business. Actions required include preparing and filing required consolidated financial statements of the Company and its subsidiaries. The Company’s ability to obtain debt and equity financing will be very limited until it is able to provide historical financial statements and other financial information to potential investors.

We expect that AMR Resources will have negative cash flow and require financial support for the foreseeable future while the Company takes actions necessary establish the operations as a profitable stand-alone business.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, franchise fees, transfer agent fees, registered agent fees, legal fees, accounting fees, and investigating, analyzing, and consummating one or more acquisitions or business combination. The amount of such costs cannot be estimated as it will vary based on the number, size and types of business acquisitions we consider and consummate.

The Company currently plans to satisfy our cash requirements for the next 12 months through our cash on hand and additional borrowings. The Company may be unable to obtain debt or equity financing to fund continuing operations and planned business acquisitions. Management believes it can satisfy our cash requirements so long as we are able to obtain the necessary financing. The Company expects that any money borrowed will be used during the next 12 months to fund operating activities and business acquisitions.

Contractual Obligations and Commitments.

None.

Critical Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both December 31, 2021 and 2020, the Company’s cash balance was $138 and $43,436, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

It is the Company’s policy to record accounts receivable at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2021 and 2020, there were no accounts receivable and no allowance for doubtful accounts.

Revenue Recognition and Cost of Revenues

We account for revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers. Under that standard, revenue is recognized at a point in time or over time when performance obligations are fulfilled by delivery of goods or services to the customer. The core principals of revenue recognition under ASC 606 include the following five criteria: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) we satisfy a performance obligation. During the years ended December 31, 2021 and 2020, the Company had no revenue from contracts with customers.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of an option award is estimated on the date of grant using an option pricing model when quoted market prices are not available. Determining the appropriate option pricing model and calculating the fair value of equity–based payment awards require the use of assumptions that may be subjective. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different from amounts recorded in the financial statements.

During the years ended December 31, 2021 and 2020, the Company had no equity-based payment awards outstanding and did not issue any equity-based payments. The Company did not record any expense or liabilities for equity-based payment awards as of December 31, 2021 and 2020 and during the years then ended.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the twelve-month periods ended December 31, 2021 and 2020, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding as of these dates.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

13

maughansullivanllc

A CERTIFIED PUBLIC ACCOUNTING FIRM

PCAOB REGISTERED

PO Box 887

Manchester, VT 05254

www.maughansullivanllc.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of American Metals Recycling and Recovery, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Metals Recycling and Recovery, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the years ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of December 31, 2021, the Company had an accumulated deficit of approximately $618,000, has not generated revenue, and may experience losses in the near term.  These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management's plan to continue as a going concern is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaughanSullivan LLC

We have served as the Company’s auditor since 2020.

Manchester, VT

May 27, 2022

American Metals Recovery and Recycling Inc.

Balance Sheet

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$138	$43,436
Total current assets	138	43,436

Total assets	$138	$43,436

Liabilities and Stockholders’ deficit
Current liabilities:
Accounts payable	$1,031	$1,030
Notes payable and accrued interest, related party	98,232	-
Total current liabilities	99,263	1,030
Notes payable and accrued interest, related party	-	93,733
Total liabilities	99,263	94,763

Stockholders’ deficit:
Preferred Stock, Series A, $0.001 par value, 5,000,000 Authorized, 600,000 shares issued and outstanding, respectively	600	600
Common stock, $0.001 par value; 50,000,000 shares authorized 11,081,336 shares issued and outstanding, respectively	11,081	11,081
Additional paid-in-capital	507,571	507,571
Accumulated deficit	(618,377)	(570,580)
Total stockholders’ deficit	(99,125)	(51,328)
Total liabilities and stockholders’ deficit	$138	$43,436

The accompanying notes are an integral part of these financial statements.

American Metals Recovery and Recycling Inc.

Statements of Operations

	Years Ended
	December 31,	December 31,
	2021	2020

Revenue	$-	$-
Costs and expenses:
General and administrative expenses	43,297	23,650
Total costs and expenses	43,297	23,650
Loss from operations	(43,297)	(23,650)
Other (expense)
Net interest (expense)	(4,500)	(4,475)
Total other (expense)	(4,500)	(4,475)
Loss before income taxes	(47,797)	(28,125)
Income tax (benefit) expense	--	--
Net loss	$(47,797)	$(28,125)

Basic and diluted earnings per common share	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	11,081,336	11,081,336

 The accompanying notes are an integral part of these financial statements.

American Metals Recovery and Recycling Inc.

Statements of Stockholders’ Deficit

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Shares	Shares	Amount	Capital	Deficit	TOTAL
Balance at December 31, 2019	600,000	$600	10,781,336	$10,781	$432,871	$(542,454)	$(98,202)
Common stock issued for cash	-	-	300,000	300	74,700	-	75,000
Net loss	-	-	-	-	-	(28,125)	(28,125)

Balance at December 31, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(570,580)	$(51,328)

Net loss	-	-	-	-	-	(47,797)	(47,797)

Balance at December 31, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(618,377)	$(99,125)

The accompanying notes are an integral part of these financial statements.

American Metals Recovery and Recycling Inc.

Statements of Cash Flows

	Years Ended
	December 31,	December 31,
	2021	2020
Cash flows from (used in) operating activities
Net loss	$(47,797)	$(28,125)
Adjustments to reconcile net loss to operating activities:
Changes in operating assets and liabilities
Advances	-	(444)
Accounts payable and accrued expenses	-	(1,470)
Accounts payable and accrued expenses – related party	4,499	(1,525)
Cash flows used in operating activities	(43,298)	(31,564)

Cash provided by (used in) investing activities	-	-

Cash provided by (used in) financing activities
Sale of common stock for cash	-	75,000
Increase (decrease) in cash	(43,298)	43,436

Cash, beginning of period	43,436	--
Cash at end of period	$138	$43,436
Supplemental information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

American Metals Recovery and Recycling Inc.

Notes to the Financial Statements

December 31, 2021

Note 1. Description of Business

Organizational History

American Metals Recovery and Recycling Inc. ("Company”), a Nevada corporation, was formed on June 29, 2009 as Premier Oil Field Services, Inc. and changed its name to American Metals Recovery and Recycling Inc. on April 25, 2014. The Company was dormant from 2015 until 2021. On August 2, 2021, the Company filed a Registration Statement on Form 10 to register the Company’s Common Stock under Section 12(g) of the Exchange Act. Prior to December 23, 2021, the Repository Services LLC, a Wyoming limited liability company (“Repository Services”) held 8,123,230 shares, or 73.3% of the issued and outstanding shares of, common stock of the Company and 100% of the issued and outstanding preferred stock of the Company. On December 23, 2021, Multiband Global Resources, LLC, a Delaware limited liability company (“Multiband”), acquired 7,923,230 shares, or 71.5% of the issued and outstanding shares of, common stock of the Company and 100% of the issued and outstanding shares of preferred stock of the Company in exchange for a cash payment of $500,000 paid by Multiband to Repository Services. In December 2021, Repository Services transferred the 200,000 common shares it held that were not purchased by Multiband to Katell Survivors Trust (Gerald Katell, Trustee), an unrelated nonaffiliate to the parties.

Shell Company Status

Since September 25, 2015, the Company has met the definition of a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with a private entity. The Company intends to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities.

The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol AMRR. There is currently only a limited trading market in the Company’s shares. If an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether the trading market will provide liquidity to investors or whether any trading market will be sustained.

GNET ATC, Inc. Note

On January 21, 2022, the Company issued a Secured Promissory Note (“Note”) to GNET ATC, Inc. (“GNET” or “Lender”), in an aggregate principal amount of $44 million. The Note bears interest at a rate of 10% per annum and matures on January 21, 2025 (the “Maturity Date”). The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment on the Maturity Date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The proceeds were used for working capital and to fund the acquisition of AMR Resources, LLC (“AMR Resources”) as described below.

Acquisition of AMR Resources

On February 1, 2022, the Company completed the acquisition of all outstanding limited liability company interests of AMR Resources (the “AMR Resources Acquisition”) for $40.5 million in cash, pursuant to a Unit Purchase Agreement (the “AMRR Agreement”), dated February 1, 2022, by and between the Company and OnePath Systems, LLC (“OnePath”), subject to post-closing adjustment as contemplated therein. In contemplation of the AMR Resources Acquisition, OnePath formed AMR Resources and contributed those assets necessary for the operation of its integrated services business. As a result of the AMR Resources Acquisition, the Company acquired all of the outstanding limited liability company interests of AMR Resources and the former integrated services business of OnePath and AMR Resources became a wholly owned subsidiary of the Company.

Going Concern

These financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As of December 31, 2021, the Company did not have any business operations, it had assets totaling $138, liabilities totaling $99,263, and a working capital deficit of $99,125. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, (iii) its ability to generate profits from the Company’s future operations and (iii) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

The management of the Company is responsible for the selection and use of appropriate accounting policies and their application. Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results and require management’s most difficult, subjective, or complex judgments, often due to the need to make estimates about the effects of matters that are inherently uncertain. The Company’s significant and critical accounting policies and practices are disclosed below as required by generally accepted accounting principles.

Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts for the Company. The Company had no business operations during the years ended December 31, 2021 and 2020.

Certain prior period amounts may have been reclassified to conform to current period presentation. These classifications, if any, have no effect on the previously reported net loss or loss per share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of expenses in the financial statements and accompanying notes. Actual results could differ from those estimates. Key estimates generally included in the financial statements include the valuation of deferred income tax assets, equity instruments, stock-based compensation, acquired intangibles, and allowances for accounts receivable.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both December 31, 2021 and 2020, the Company’s cash balance was $138 and $43,436, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amount of the Company’s short-term financial instruments approximates fair value due to the relatively short period to maturity for these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

It is the Company’s policy to record accounts receivable at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of December 31, 2021 and 2020, there were no accounts receivable and no allowance for doubtful accounts.

Revenue Recognition and Cost of Revenues

We account for revenue in accordance with FASB ASC Topic 606, Revenue from Contracts with Customers (Topic 606). Under that standard, revenue is recognized at a point in time or over time when performance obligations are fulfilled by delivery of goods or services to the customer. The core principals of revenue recognition under ASC 606 include the following five criteria: 1) Identify the contract with the customer; 2) Identify the performance obligations in the contract; 3) Determine the transaction price; 4) Allocate the transaction price to the performance obligations in the contract; and 5) Recognize revenue when (or as) we satisfy a performance obligation. During the years ended December 31, 2021 and 2020, the Company had no revenue from contracts with customers.

Equity–based compensation

The Company recognizes compensation expense for all equity–based payments in accordance with ASC 718 “Compensation – Stock Compensation”. Under fair value recognition provisions, the Company recognizes equity–based compensation net of an estimated forfeiture rate and recognizes compensation cost only for those shares expected to vest over the requisite service period of the award.

The fair value of an option award is estimated on the date of grant using an option pricing model when quoted market prices are not available. Determining the appropriate option pricing model and calculating the fair value of equity–based payment awards require the use of assumptions that may be subjective. The assumptions used in calculating the fair value of equity–based payment awards represent management’s best estimates, which involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and the Company uses different assumptions, the equity–based compensation could be materially different from amounts recorded in the financial statements.

During the years ended December 31, 2021 and 2020, the Company had no equity-based payment awards outstanding and did not issue any equity-based payments. The Company did not record any expense or liabilities for equity-based payment awards during the years ended December 31, 2021 and 2020.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company may be subject to potential examination by federal, state, and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions, and compliance with federal, state, and city tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Earnings (Loss) Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings Per Share, which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

For the years ended December 31, 2021 and 2020, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding as of these dates.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board, or FASB, or other standard setting bodies and adopted by us as of the specified effective date. Management has evaluated all recent accounting pronouncements as issued by the FASB in the form of Accounting Standards Updates through the date these financial statements were available to be issued and found no recent accounting pronouncements issued, but not yet effective accounting pronouncements, when adopted, will have a material impact on the financial statements of the Company.

Related Parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Note 3. Going Concern

As of December 31, 2021, the Company did not have any business operations. As of December 31, 2021, the Company had assets totaling $138, liabilities totaling $99,263, and a working capital deficit of $99,125. The continuation of the Company as a going concern is dependent upon (i) its ability to identify future investment opportunities, (ii) its ability to obtain any necessary debt and/or equity financing, (iii) its ability to generate profits from the Company’s future operations and (iv) its ability to generate profits from the Company’s future operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

On January 21, 2022, the Company received $44 million of loan proceeds from issuance of the Note. The Company used $40.5 million of the proceeds to acquire AMR Resources on February 1, 2022. The remaining proceeds of the Note will be used to fund the operating activities of the Company and AMR Resources.

We expect that AMR Resources will have negative cash flow and require financial support for the foreseeable future while the Company takes actions necessary establish the operations as a profitable stand-alone business.

Note 4.  Accounts Payable and Accrued Liabilities

As of December 31, 2021, the Company had recorded $1,031 of accounts payable and accrued liabilities, all of which were due to the Company’s transfer agent.

Note 5. Notes Payable and Accrued Interest, Related Party

On December 16, 2019, the Company issued a Promissory Note to an affiliate of a related party at the time of the transaction in the amount of Eighty-Nine Thousand Two Hundred Fifty-Eight dollars ($89,258). The unpaid principal accrues interest at the rate of five percent (5.00%) per annum starting on January 1, 2020. The following table presents the balance due as of the dates presented.

	December 31, 2021	December 31, 2020
Note payable	$89,258	$89,258
Accrued interest	8,974	4,475
Total notes payable and accrued interest	$98,232	$93,733

Note 6.  Stockholders’ Deficit

Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at a par value of $0.001 per share (the “Preferred Stock”).

As of December 31, 2021 and 2020, the Company had 600,000 shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share (the “Common Stock”).

As of December 31, 2021, and 2020, the Company had 11,081,336 shares of Common Stock issued and outstanding.

The Company did not issue any shares of Common Stock during the fiscal year ended December 31, 2021.

During the year ended December 31, 2020, the Company issued 300,000 shares of Common Stock for $75,000 in cash.

Shares Available for Issuance

As of December 31, 2021, the Company had the following number of shares of Common Stock and Preferred Stock available for issuance:

	Preferred Stock	Common Stock
Number of shares authorized	20,000,000	50,000,000
Less shares issued and outstanding at December 31, 2021	600,000	11,081,336
Number of shares available for issuance	19,400,000	38,918,664

Options and Warrants

As of both December 31, 2021 and 2020, the Company had no warrants or stock options outstanding.

Note 7. Commitments and Contingencies

As of both December 31, 2021 and 2020, the Company did not have any material commitments that have not been disclosed.

COVID-19

The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The magnitude and overall effectiveness of these actions remain uncertain. The severity of the impact of the COVID-19 pandemic on the Company’s business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company’s customers, service providers and suppliers, all of which are uncertain and cannot be predicted. As of the date of issuance of Company’s financial statements, the extent to which the COVID-19 pandemic may in the future materially impact the Company’s financial condition, liquidity or results of operations is uncertain.

Russia-Ukraine Conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

Note 8. Subsequent Events

GNET ATC, Inc. Note

On January 21, 2022, the Company issued the Note to GNET in an aggregate principal amount of $44 million. The Note bears interest at a rate of 10% per annum and matures on the Maturity Date, January 21, 2025. The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment on the Maturity Date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The proceeds were used for working capital and to fund the acquisition of AMR Resources as described previously and below.

Acquisition of AMR Resources

On February 1, 2022, the Company completed the AMR Resources Acquisition for $40.5 million in cash, pursuant to the AMRR Agreement, subject to post-closing adjustment as contemplated therein. In contemplation of the AMR Resources Acquisition, OnePath formed AMR Resources and contributed those assets necessary for the operation of its integrated services business. As a result of the AMR Resources Acquisition, the Company acquired all of the outstanding limited liability company interests of AMR Resources and the former integrated services business of OnePath and AMR Resources became a wholly owned subsidiary of the Company.

The AMRR Agreement contains customary provisions reflecting a transaction of such scope and structure, including representations, warranties, indemnification obligations. The Company funded the purchase price from the AMRR’s readily available funds.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

None.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names and ages of the members of our board of directors (the “Board of Director” or “Board”) and our executive officers and the positions held by each as of the date of this Annual Report.

Name	Age	Title
James Frinzi	48	Chief Executive Officer, President, Chairman of the Board and Director
Jeremie Peterkin	60	Chief Financial Officer, Director and Treasurer
Shalom Auerbach	34	Director
Angela Paxton	62	Director
Antonio Munoz	58	Director

  James Frinzi. Mr. Frinzi has served as our Chief Executive Officer, President, Chairman of the Board and Directors since January 2022. Mr. Frinzi has over twenty years of experience in politics, including working for two U.S. Senators, and several years as a Federal and State Lobbyist for a variety of interests including those in the telecom space, clean energy, health care, and he represented the country of Indonesia. Mr. Frinzi has experience advising some of the top executives and entrepreneurs across the country. Mr. Frinzi served as the Chief Executive Officer of Multiband Corporation, taking the company’s asset and transforming its historical core business to adapt to Telecom Market trends, with a strong focus on zero landfill impact in the telecommunications industry. From June 2013 to April 2022, Mr. Frinzi was a lobbyist at Frinzi & Associates, where he lobbied the executive branch in multiple states, and the United States Senate on behalf of individual clients and special interest groups, representing clients and issues that pertain to health care, education, energy, telecom, technology, trade, foreign policy and Israel. From February 2014 to December 2019, Mr. Frinzi served as the Vice President Government Relations at Shining City where he lobbied the executive branch in Texas, Oklahoma, and Wisconsin, as well as advocated the interests of its donors and members in the United States Senate From June 2010 to January 2014, Mr. Frinzi served as Vice President Government Relations at Goodman Networks, where he developed its Government Relations Department from ground up. From March 2020 to December 2021, Mr. Frinzi also served as a member of the board of San Blas Securities, a minority owned full-service broker/dealer. Mr. Frinzi received his Bachelor of Science from Marquette University and an MBA from Baylor University. The Company believes that Mr. Frinzi’s significant experience in the telecommunication industry as an executive and lobbyist gives him the qualifications and skills to serve as a director.

Jeremie Peterkin. Mr. Peterkin has served as our Chief Financial Officer, Treasurer and Director since January 2022 and has served as the Chief Financial Officer of Multiband since January 2022. Previously from 2007 to January 2022, Mr. Peterkin was the Executive Director of Links Consulting Services, LLC, an accounting and finance firm specializing in business development in accounting and finance for major corporation, governments and small business. Mr. Peterkin received his Bachelor of Science, Accountancy from Bentley University. Mr. Peterkin is a leader in developing startup businesses by providing business plan development, strategic alliances and negotiating funding requirements, process implementation and personnel acquisition. Mr. Peterkin previously served as Controller for the State of Georgia and worked as a Controller for several big corporations. Mr. Peterkin is an inactive Certified Public Accountant and has practiced in that field for over thirty-five years. The Company believes that his significant experience in accounting and developing startup businesses gives him the qualifications and skills to serve as a director and Treasurer.

Shalom Auerbach. Mr. Auerbach has served as our Director since January 2022. Mr. Auerbach is a Principal at Franklin Capital Group. Mr. Auerbach is also the owner of In Advance Capital and Merchant Perfect. Mr. Auerbach has also served as President of Milrose Capital. Mr. Auerbach has extensive experience as an investor and advisor to companies in different industries. The Company believes that his significant experience as an investor and advisor gives him the qualifications and skills to serve as director.

Antonio Munoz. Mr. Munoz has served as our Director since January 2022. Mr. Munoz has been a State Senator in Illinois. Mr. Munoz served in the United States Army with the 82nd Airborne Division and later attended the John F. Kennedy School of Government at Harvard University. Mr. Munoz is co-founder and Treasurer of the Latino Caucus. Mr. Munoz previously worked as a police officer in the Chicago Police Department, was a member of the Chicago Office of Budget Management, and served on the Chicago Licensing Commission dealing with liquor licenses. The Company believes that his significant experience as a legislator, leader, and role as member of the Chicago Office of Budget Management gives him the qualifications and skills to serve as director.

Angela Paxton. Mrs. Paxton has served as our Director since January 2022. Mrs. Paxton has been serving as a State Senator in Texas. Mrs. Paxton previously served a public-school teacher and guidance counselor for over 20 years. Mrs. Paxton received a Bachelor of Arts in Mathematics and Computer Science from Baylor University and a Master of Science in Education from University of Houston-Clear Lake. The Company believes that her significant experience as a legislator, leader, and educator gives her the qualifications and skills to serve as director.

Each director holds office until the next annual meeting of stockholders and until his or her successor is duly elected and qualified. There are no agreements with respect to the election of directors. Officers are appointed annually by the Board of Directors and each executive officer serves at the discretion of the Board of Directors. We do not have any standing committees at this time.

Our directors or officers have not, within the past ten years, filed any bankruptcy petition, been convicted in or been the subject of any pending criminal proceedings, or is any such person the subject or any order, judgment or decree involving the violation of any state or federal securities laws.

Family Relationships

There are no family relationships among any of our Directors or executive officers.

Board of Directors and Committee Meetings

Our Board of Directors did not hold meetings during the fiscal year ended December 31, 2021.

Committees

We do not currently have an audit, compensation or nominating committee. Our full Board of Directors discharges the duties that such committees would normally have. We do not have such committees because of our stage of operations and because our Board of Directors consists of only five members. We intend to establish an audit, compensation and nominating committee of our Board of Directors once we expand the Board to include one or more independent directors and intend to adopt a charter for each committee.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by the Company’s independent registered accounting firms must be approved in advance by the Board of Directors to assure that such services do not impair the independent registered accounting firms’ independence from the Company. Our full Board of Directors performs the equivalent functions of an audit committee, therefore, no policies or procedures other than those required by SEC rules on auditor independence, have been implemented.

Code of Conduct and Ethics

The Company has not adopted a code of conduct and ethics for our executive officers, directors and employees. However, our management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Report of the Board Serving the Equivalent Functions of an Audit Committee

Review and Discussion with Management

Our executive management has reviewed our audited financial statements for the fiscal year ended December 31, 2021, the process designed to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and our assessment of internal control over financial reporting.

Review and Discussions with Independent Registered Public Accounting Firm

Our executive management has discussed with our independent registered public accounting firm for fiscal years ended 2021 and 2020, the matters the Board, serving the equivalent functions of an audit committee, is required to discuss. Specifically, the Board has discussed with the independent registered public accounting firm the matters required to be discussed by the Public Company Accounting Oversight Board's Auditing AS 1301 (Communications With Audit Committees), as modified or supplemented.

The Board has also received written disclosures in a letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm's independence and has discussed with the independent registered public accounting firm their independence from the Company and its management. This review also includes discussions of audit and non-audit fees.

The Board has also reviewed the independence of the independent registered public accounting firm considering the compatibility of non-audit services with maintaining their independence from the Company. Based on the preceding review and discussions contained in this paragraph, the Board recommended that the audited financial statements be included in this Annual Report for filing with the SEC.

Conclusion

Based on the review and discussions referred to above, the Board, serving the equivalent functions of the audit committee, approved our audited financial statements for the fiscal year ended December 31, 2021 be included in this Annual Report for filing with the SEC.

Board’s Role in the Oversight of Risk Management

We face a variety of risks, including credit, liquidity and operational risks. In fulfilling its risk oversight role, our Board focuses on the adequacy of our risk management process and overall risk management system. Our Board believes that an effective risk management system will (i) adequately identify the material risks that we face in a timely manner; (ii) implement appropriate risk management strategies that are responsive to our risk profile and specific material risk exposures; (iii) integrate consideration of risk and risk management into our business decision-making; and (iv) include policies and procedures that adequately transmit necessary information regarding material risks to senior executives and, as appropriate, to the Board or relevant committee.

Our Board oversees risk management for us. Accordingly, the Board schedules time for periodic review of risk management, in addition to its other duties. In this role, the Board receives reports from management, certified public accountants, outside legal counsel, and to the extent necessary, from other advisors, and strives to generate serious and thoughtful attention to our risk management process and system, the nature of the material risks we face, and the adequacy of our policies and procedures designed to respond to and mitigate these risks.

Board Leadership Structure

Our Board of Directors has a Chairman of the Board. Our Board does not have a policy on whether or not the roles of Chief Executive Officer and Chairman of the Board should be separate and, if they are to be separate, whether the Chairman of the Board should be selected from the non-employee directors or be an employee. Our Board believes that it should be free to make a choice from time to time in any manner that is in the best interests of us and our stockholders. The Board believes that Mr. Frinzi’s service as both Chief Executive Officer and Chairman of the Board is in the best interests of us and our stockholders. Mr. Frinzi possesses detailed and in-depth knowledge of the issues, opportunities and challenges we face and is thus best positioned to develop agendas, with the input of the other directors that ensure that the Board’s time and attention are focused on the most critical matters. His combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers and suppliers, particularly given the issues and other challenges the Company has faced in recent years. Our Board has determined that our Board leadership structure is appropriate given the size of our Board and the nature of our business.

Stockholder Communications with the Board

Stockholders may communicate with the Board by writing to us as follows: American Metals Recovery and Recycling Inc., attention: Corporate Secretary, 4301 West Bank Drive, Suite 110B, Austin, Texas 78746. Stockholders who would like their submission directed to a particular member of the Board may so specify and the communication will be forwarded as appropriate.

Prohibition on Hedging

The Company prohibit members of our Board and our officers from engaging in hedging transactions involving our securities.

Process and Policy for Director Nominations

Our full Board will consider candidates for Board membership suggested by Board members, management and our stockholders. In evaluating the suitability of potential nominees for membership on the Board, the Board members will consider the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors. The Board considers the general qualifications of the potential nominees, including integrity and honesty; recognized leadership in business or professional activity; a background and experience that will complement the talents of the other board members; the willingness and capability to take the time to actively participate in board and committee meetings and related activities; the extent to which the candidate possesses pertinent technological, political, business, financial or social/cultural expertise and experience; the absence of realistic possibilities of conflict of interest or legal prohibition; the ability to work well with the other directors; and the extent of the candidate’s familiarity with issues affecting our business.

While the Board considers diversity and variety of experiences and viewpoints to be important factors, it does not believe that a director nominee should be chosen solely or mainly because of race, color, gender, national origin or sexual identity or orientation. Thus, although diversity may be a consideration in the Board’s process, it does not have a formal policy regarding the consideration of diversity in identifying director nominees.

Stockholder Recommendations for Director Nominations. Our Board does not have a formal policy with respect to consideration of any director candidate recommendation by stockholders. While the Board may consider candidates recommended by stockholders, it has no requirement to do so. To date, no stockholder has recommended a candidate for nomination to the Board. Given that we have not received director nominations from stockholders in the past and that we do not canvass stockholders for such nominations, we believe it is appropriate not to have a formal policy in that regard. We do not pay a fee to any third party to identify or evaluate or assist in identifying or evaluating potential nominees.

Stockholder recommendations for director nominations may be submitted to the Company at the following address: American Metals Recovery and Recycling Inc., attention: Corporate Secretary, 4301 West Bank Drive, Suite 110B, Austin, Texas 78746. Such recommendations will be forwarded to the Board for consideration, provided that they are accompanied by sufficient information to permit the Board to evaluate the qualifications and experience of the nominees, and provided that they are in time for the Board to do an adequate evaluation of the candidate before the annual meeting of stockholders. The submission must be accomplished by a written consent of the individual to stand for election if nominated by the Board and to serve if elected and to cooperate with a background check.

Conflicts of Interest.

Company's management and the manager and members of Multiband are associated with other firms involved in a range of business activities. Consequently, there are potential inherent conflicts of interest.

Company's management (and the manager and members of Multiband) are now and may in the future become shareholders, officers or directors of other companies which may be engaged in business activities similar to those conducted by the Company. Accordingly, additional direct conflicts of interest may arise in the future with respect to such individuals acting on behalf of the Company or other entities. Moreover, additional conflicts of interest may arise with respect to opportunities which come to the attention of such individuals in the performance of their duties or otherwise. The Company does not currently have a right of first refusal pertaining to opportunities that come to management's attention insofar as such opportunities may relate to the Company's proposed business operations.

ITEM 11. EXECUTIVE COMPENSATION

Ms. Tran, our Chief Executive Officer and sole Director through January 2022, was not compensated for her services as officer or director for the years ended December 31, 2021 and 2020. Mr. Frinzi, our Director, Chief Executive Officer since January 2022, was not compensated for his services as officer or director for the years ended December 31, 2021 and 2020. We did not compensate our officers and directors for the years ended December 31, 2021 and 2020.

Employment Agreement

We have no employment agreements or similar contracts with Ms. Tran or our current directors and officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our Common Stock and Preferred Stock as of May [26, 2022. The information in this table provides the ownership information for: each person known by us to be the beneficial owner of more than 5% of our equity securities; each of our directors; each of our named executive officers and executive officers; and our officers and directors as a group.

Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares and generally means that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power of that security, including securities that are convertible into and exercisable for shares of Common Stock or Preferred Stock within sixty (60) days after May 26, 2022. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

For purposes of computing the percentage of outstanding shares of our Common Stock or Preferred Stock held by each person or group of persons named above, any shares of Common Stock or Preferred Stock that such person or persons has the right to acquire within sixty (60) days after May 26, 2022 is deemed to be beneficially owned by such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares of Common Stock or Preferred Stock listed as beneficially owned does not constitute an admission of beneficial ownership.

Name of Beneficial Owner	Common Stock Beneficially Owned (1)	Percentage of Common Stock Owned (1)
Multiband Global Resources, LLC	7,923,230	71.5%

Directors and Executive Officers
Quynh Hoa T. Tran	100,000	<1.0%
James Frinzi	-	-
Jeremie Peterkin	-	-
Shalom Auerbach	-	-
Angela Paxton	-	-
Antonio Munoz	-	-

Directors and Executive Officers as a Group (6 persons)	100,000	<1.0%

Name of Beneficial Owner	Preferred Stock Beneficially Owned (2)	Percentage of Preferred Stock Owned (2)
Multiband Global Resources, LLC	600,000	100.0%

(1)     Applicable percentage ownership is based on 11,081,366 shares of Common Stock outstanding as of May 26, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2)     Applicable percentage ownership is based on 600,000 shares of Preferred Stock outstanding as of May 26, 2022. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Preferred Stock that are currently exercisable or exercisable within 60 days of the fixed date are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2020, the Company owed $93,733 to Specialty Capital Lenders LLC (“Specialty”), an affiliate and related party to the Company. The manager and sole member of Specialty is Ronald J. Stauber, who is one of the members of Repository Services. Repository Services owned 73.3% of the issued and outstanding Common Stock and 100% of the issued and outstanding shares of Preferred Stock prior to December 23, 2021. In December 2021, Repository Services transferred the 200,000 common shares it held that were not purchased by Multiband to Katell Survivors Trust (Gerald Katell, Trustee), an unrelated nonaffiliate to the parties.

On September 30, 2020, the Company entered into an Obligation Extension Agreement with Specialty. Pursuant to the terms of the Obligation Extension Agreement, the original principal will continue to accrue interest at the rate of three (3%) percent per annum beginning on October 1, 2020. The Obligation Extension Agreement terminated on October 1, 2021, at which time all unpaid principal and accrued interest was due and payable to Specialty. As of May 26, 2022, the Company owed to Specialty principal and interest in the sum of $95,983 plus accrued interest.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Related Fees

The Audit committee of the Company has appointed MaughanSullivan as the Company’s independent registered public accounting firm for the year ended December 31, 2021 and 2020.

The following table is a summary of the fees billed to us by MaughanSullivan for fiscal years ended December 31, 2021 and December 31, 2020:

Fee Category	Fiscal 2021 fees	Fiscal 2020 fees
Audit fees	$9,500	$11,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total fees	$9,500	$11,000

Audit Fees. Such amount consists of fees billed for professional services rendered in connection with the audit of our annual financial statements and review of the interim financial statements included in our quarterly reports. It also includes services that are normally provided by our independent registered public accounting firms in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”

Tax Fees. Tax fees consist of fees billed for professional services related to tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, customs and duties, mergers and acquisitions, and international tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Serving the equivalent functions of the audit committee, the Board’s practice is to consider and approve in advance all proposed audit and non-audit services to be provided by our independent registered public accounting firm. All the fees shown above were pre-approved by the Board.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report:

1.	Financial Statements:

All financial statements set forth under Part II, Item 8 of this Annual Report.

2.	Financial Statement Schedules:

All schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes in this Annual Report.

3.	Exhibits:

EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Articles of Incorporation. (1)
3.2	Certificate of Amendment to Articles of Incorporation. (1)
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock. (1)
3.4	By-Laws. (1)
4.1	Secured Promissory Note by and between the Company and GNET ATC, Inc. (filed herewith.)
4.2	Security Agreement by and between the Company and GNET ATC, Inc. (filed herewith.)
4.3	Promissory Note by and between the Company and Specialty Capital Lenders LLC. (filed herewith.)
21.1	Subsidiaries of Registrant (filed herewith.)
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)
31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith.)
32.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith.)
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1) Incorporated by reference to the Exhibit filed with the Form 10 filed by the Company with the SEC on August 2, 2021.

*XBRL related information in Exhibit 101 to this Annual Report shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 27, 2022

American Metals Recovery and Recycling Inc.,
a Nevada corporation

By:	/s/ James Frinzi
James Frinzi
Chief Executive Officer

By:	/s/ Jeremie Peterkin
Jeremie Peterkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:	May 27, 2022	By:	/s/ James Frinzi
James Frinzi
Director

Date:	May 27, 2022	By:	/s/ Jeremie Peterkin
Jeremie Peterkin
Director

Date:	May 27, 2022	By:	/s/ Shalom Auerbach
Shalom Auerbach
Director

