Form 10-Q
period 2022-03-31
American Metals Recovery & Recycling Inc.
filed 2022-07-19
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022.

OR

☐ TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

From the transition period ____________ to ___________.

Commission File Number 000-56318

American Metals Recovery and Recycling, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	27-2262066
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4301 West Bank Drive, Suite 110B, Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(866) 365-0620

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	AMRR	OTC Market

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. Yes ☐     No ☒

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

As of July 18, 2022, there were 11,081,336 shares of Common Stock of the issuer outstanding.

TABLEOFCONTENTS

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2022, and DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,774,532	$138
Accounts Receivable	9,019,768	-
Unbilled Accounts Receivable	3,423,129	-
Costs in Excess of Billings	7,487,848	-
Inventories	227,236	-
Prepaids and Other Current Assets	1,317,827	-
Total Current Assets	23,250,340	138

Property, Plant and Equipment
Property, Plant and Equipment (Net of Accumulated Depreciation of $227,370 and $0)	2,783,701	-
Right of Use Asset	214,389	-
Total Property, Plant and Equipment	2,998,090	-

Other Assets
Goodwill	25,524,379	-
Other Receivables	2,402,000	-
Long Term Assets	890,157	-
Total Non-Current Assets	31,814,626	-

TOTAL ASSETS	$55,064,966	$138

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,643,151	$1,031
Accrued Expenses	1,918,111	-
Billings In Excess of Costs	1,120,753	-
Accrued Interest	904,918	-
Note Payable and Accrued Interest – Related Party	99,358	98,232
Other Current Liabilities	2,846,642	-
Current Portion of Lease Payable	18,504	-
Current Portion of Long-Term Debt	6,539,945	-
Total Current Liabilities	16,091,382	99,263

Non-Current Liabilities:
Note Payable, Less Current Portion	37,948,731	-
Capital Leases Payable, Less Current Portion	1,743,919	-
Operating Lease Payable, Less Current Portion	195,885	-
Total Non-Current Liabilities	39,888,535	-

TOTAL LIABILITIES	55,979,917	99,263

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 600,000 shares issued and outstanding	600	600
Common Stock, $0.001 par value, 50,000,000 shares authorized 11,081,336 issued and outstanding	11,081	11,081
Additional Paid In Capital	507,571	507,571
Accumulated Deficit	(1,434,203)	(618,377)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(914,951)	(99,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,064,966	$138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Unaudited)

	2022	2021
REVENUE	$10,771,627	$-
COST OF REVENUE	8,237,627	-
Gross Profit	2,534,000	-
Operating Expenses:
Selling, General and Administrative Expenses	2,169,125	15,600
Other Expenses	-	-
Depreciation and Amortization	228,837	-
Total Operating Expenses	2,397,962	15,600
NET OPERATING INCOME	136,038	(15,600)

OTHER INCOME (EXPENSE)
Interest Income	35	-
Interest Expense	(953,614)	(1,125)
Other Income (Expense)	1,715	-
TOTAL OTHER INCOME (EXPENSES)	(951,864)	(1,125)

NET INCOME (LOSS) BEFORE TAXES	(815,826)	(16,725)
PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(815,826)	$(16,725)

Basic Income Per Common Share	$(0.07)	$0.00
Weighted Average Shares Outstanding - Basic	11,081,336	11,081,336

Diluted Income Per Common Share	$(0.07)	$0.00
Weighted Average Shares Outstanding - Diluted	11,081,336	11,081,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Unaudited)

For the Three Months Ended March 31, 2022

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at December 31, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(618,377)	$(99,125)

Net Loss	-	-	-	-	-	(815,826)	(815,826)
Balance at March 31, 2022	600,000	$600	11,081,336	$11,081	$507,571	$(1,434,203)	$(914,951)

For the Three Months Ended March 31, 2021

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at December 31, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(570,580)	$(51,328)

Net Loss	-	-	-	-	-	(16,725)	(16,725)
Balance at March 31, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(587,305)	$(68,053)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$(815,826)	$(16,725)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and Amortization	227,370	-
Change in Operating Assets and Liabilities
Change in Operating Assets and Liabilities
Accounts Receivable	(780,281)	-
Unbilled Accounts Receivables	(536,622)	-
Cost in Excess of Billings	(590,474)	-
Inventory	63,204	-
Prepaids and Other Assets	952,876	-
Other Assets	(3,317,796)	-
Accounts Payable	486,526	1,470
Accrued Expenses	2,825,318	1,125
Billings in Excess of Costs	(227,903)	-
Accrued Interest – Related Party	1,125	-
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,712,483)	(14,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Equipment	(36,340)
Purchase of AMR Resources	(40,407,648)
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	(40,443,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	44,000,000
Payments on Debt	(69,135)	-
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	43,930,865	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,774,394	(14,130)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	43,436
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,774,532	29,306

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$1,033	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

NOTE 1 – NATURE OF ACTIVITIES AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Activities, History and Organization

American Metals Recovery and Recycling Inc. was incorporated in the State of Nevada on June 29, 2009. We were formed in order to acquire 100% of the outstanding stock of Coil Motor Tubing Corporation, a Texas corporation. Coil Tubing Motor Corporation (“CTM”) was a wholly owned subsidiary of Premier Oil Field Services, Inc. and was formed in June 2006 as a Texas Corporation. CTM served the oil and gas industry with down-hole drilling motors. These motors were used in the gas well drilling process to drill out frac plugs and other debris in the wellbore. The Company later changed its name to American Metals Recovery and Recycling Inc.

On August 2, 2021, the Company filed a Registration Statement on Form 10 to register the Company’s 11,081,336 shares of previously issued and outstanding common stock and 600,000 shares of previously issued and outstanding preferred stock. The Company received no proceeds as result of the August 2, 2021 registration of the common and preferred shares.

On February 1, 2022, American Metals Recovery and Recycling, Inc. (“AMRR”) (OTC Pink: AMRR), completed an acquisition of AMR Resources, LLC (“AMR” or “the Company”) whereby AMR became a wholly owned subsidiary of AMRR. The Company owns all of the assets exclusively used in the Onepath Integrated Services (“OIS”) business, which were divested by Onepath Systems, LLC. OIS has operated as a standalone division of Onepath Systems and has provided private and public entities large-scale telecommunications, system / network planning and engineering, low voltage cabling, security / access controls, and installation services since 2006. OIS has a nationwide footprint that provides clients with a one stop solution. Key business units include telecom and internet providers, fire and life safety, large building security and access control, audio/visual, multi-dwelling units, military, and large-scale public and commercial developments.

The acquisition of all outstanding units of AMR Resources was consummated in exchange for consideration of $40.5 million (the “AMR Resources Acquisition”). In contemplation of the AMR Resources Acquisition, OnePath Systems, LLC (“OnePath”) formed AMR Resources and contributed those assets necessary for the operation of its integrated services business. As a result of the AMR Resources Acquisition, the Company acquired 100% of the outstanding units of AMR Resources and the former integrated services business of OnePath. AMR Resources is a wholly owned subsidiary of the Company as of February 1, 2022. The consideration paid by AMRR was subject to post-closing adjustment as contemplated by the Agreement. The Agreement contained customary provisions reflecting a transaction of such scope and structure, including representations, warranties, indemnification obligations. AMRR funded the purchase price from the AMRR’s readily available funds generated from loan proceeds. AMR Resources designs, deploys and maintains integrated low-voltage systems for the commercial and residential market. This includes Life Safety, Physical Security, Audio-Visual, Networking and Structured Cabling solutions.  With 300 employees and over 5,000 subcontractors, AMR Resources has a national footprint, with a heavy concentration in the Southeastern United States and is headquartered in the Atlanta, Georgia metropolitan area.

On April 5, 2022, AMRR announced a rebrand to Multiband Global, positioning itself as a leading IT and network lifecycle company offering solutions for the complete IT and network lifecycle.

Significant Accounting Policies

The Company’s management selects accounting principles generally accepted in the United States of America and adopts methods for their application. The application of accounting principles requires the estimating, matching and timing of revenues and expenses. The accounting policies used conform to generally accepted accounting principles which have been consistently applied in the preparation of these financial statements.

The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items that: 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods presented.

Basis of Presentation

The Company prepares its unaudited consolidated financial statements on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of American Metals Recovery and Recycling, Inc., as well as its wholly owned subsidiary, AMR Resources, LLC. All significant inter-company transactions have been eliminated. All amounts are presented in U.S. Dollars unless otherwise stated.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of March 31, 2022, the Company had $340,654 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of March 31, 2022, and December 31, 2021, respectively, the Company had $528,851 and $0 allowance for doubtful accounts.

Unbilled Accounts Receivable

Unbilled accounts receivable represents amounts deemed receivable but not yet billed – See Note 4.

Costs in Excess of Billings

Cost in excess of billings represents costs incurred on contracts which have not yet been invoiced. The balance at March 31, 2022 and December 31, 2021 was $7,487,848 and $0 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consists of the supplies on-hand for use in future customer arrangements. The inventories are $227,236 and $0 as of March 31, 2022, and December 31, 2021, respectively.

Prepaids and Other Current Assets

These amounts represent prepaid legal, rent and insurance. The balance at March 31, 2022 and December 31, 2021 was $1,204,095 and $0 respectively.

Billings in Excess of Costs

Billings in excess of costs represents advance amounts billed customers for work which the company has not yet completed. The balance at March 31, 2022 and December 31, 2021 was $1,120,753 and $0 respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes” using the liability method, recognizing certain temporary differences between the financial reporting basis of liabilities and assets and the related income tax basis for such liabilities and assets. This method generates either a net deferred income tax liability or asset for the Company, as measured by the statutory tax rates in effect. The Company derives the deferred income tax charge or benefit by recording the change in either the net deferred income tax liability or asset balance for the year. The Company records a valuation allowance against any portion of those deferred income tax assets when it believes, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized.

Use of Estimates

In order to prepare unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the unaudited consolidated financial statements and determines whether contingent assets and liabilities, if any, are disclosed in the unaudited consolidated financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Revenue Recognition

The Company recognizes revenue according to ASC 606 “Revenue from contracts with customers.” The Company generates revenue by providing private and public entities large-scale telecommunications, system / network planning and engineering, low voltage cabling, security / access controls, and installation. The core principles of revenue recognition under ASC 606 include the following five criteria:

1.	Identify the contract with the customer
Contract with our customers may be oral, written, or implied. A written and signed invoice stating the terms and conditions is the Company’ preferred method. The terms of a written contract may be contained within the body of an invoice or in an email. No work is commenced without an understanding between the Company and our client that a valid contract exists.

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

5.	Recognize revenue when (or as) we satisfy a performance obligation

The Company uses digital marketing that includes digital advertising, SEO management and digital ad support. We provide whether presenting a vibrant but simple message about our clients that will enlighten their audience or deploying an influential digital marketing campaign on our online site or across one or multiple social media platforms. Revenue is recognized when ads are run on Company’s advertising platform.

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

For the three months ended March 31, 2022 and 2021, there are no deferred contract costs or deferred commissions.

Fair Value of Financial Instruments

The ASC guidance for fair value measurements and disclosure establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

As of March 31, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

Per Share Amounts

Earnings per share are calculated in accordance with ASC 260 “ Earnings per Share”. The weighted average number of common shares outstanding during each period is used to compute basic earnings (loss) per share. Diluted earnings per share are computed using the weighted average number of shares and potentially dilutive common shares outstanding. Potentially dilutive common shares are additional common shares assumed to be exercised. Potentially dilutive common shares consist of stock warrants, convertible preferred shares and convertible notes and are excluded from the diluted earnings per share computation in periods where the Company has incurred a net loss or where the average stock price was below the exercise price of the respective potentially dilutive common share, as their effect would be considered anti-dilutive.

The Company had no options or warrants outstanding at March 31, 2022 and March 31, 2021.

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net income (loss) attributable to common shareholders	$(815,826)	$(16,725)

Weighted average number of common shares outstanding, Basic	11,081,336	11,081,336

Diluted weighted average number of common shares outstanding,	11,081,336	11,081,336

Basic earnings (loss) per share	$(0.07)	$(0.00)

Diluted earnings (loss) per share	$(0.07)	$(0.00)

At March 31, 2022 and 2021, the Company had no potentially dilutive common stock related to outstanding stock warrants.

Related Party Transactions

FASB ASC 850, “Related Party Disclosures” requires companies to include in their financial statements, disclosures of material related party transactions. The Company discloses all material related party transactions. A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consists of the supplies on-hand for use in future customer arrangements. Inventory balances of March 31, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Supplies on-hand	$227,236	$-

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property consists of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Furniture and Fixtures	$29,104	$-
Computer Equipment	176,443	-
Machinery and Office Equipment	160,318	-
Automobiles and Trucks	2,612,496	-
Software	32,710	-
Sub-total	3,011,071	-
Less: Accumulated depreciation	(227,370)	-
Total Property	$2,783,701	$-

Depreciation and amortization have been provided over each asset’s estimated useful life. Depreciation and amortization expense was $227,236 and $0 for the three months ended March 31, 2022 and 2021 respectively.

NOTE 4 – UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represents amounts for which work has been performed but not yet billed. The following table shows the amounts as of March 31, 2022 and December 31, 2021:

	March 31, 2022	Dec 31, 2021
Vendor rebate programs receivable	$144,381	0
Accrued revenue -Google contract	1,396,473	0
Accrued revenue – Lockheed contract	1,595,204	0
Accrued revenue – Brinks contract	183,637	0
Accrued revenue – Service contracts	89,835	0
Accrued revenue – Shentel contract	3,639	0
Accrued revenue – Miscellaneous projects	9,960	0
Total	$3,423,129	$0

NOTE 5 – GOODWILL

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2022, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $25.5 million which relates to our purchase of AMR Resources, LLC (AMR) on February 1, 2022. We perform an annual impairment review in the first quarter of each fiscal year.

In accordance with ASU 2017-04, “Intangibles – Goodwill and Other - Simplifying the Test for Goodwill Impairment,” The adoption of ASU 2017-04 requires that an entity should perform an annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.

On March 31, 2022, we performed our annual goodwill impairment test and estimated the fair value of AMR based on the recent purchase of AMR. We concluded that the goodwill assigned to AMR, as of March 31, 2022, was not impaired and that AMR unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “ Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s effective tax rate for the period ended March 31, 2022 and for the period ended March 31, 2021 varies from the statutory rate of 21% due to valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that no valuation allowance is necessary.

NOTE 7– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001 per share.

As of March 31, 2022 and December 31, 2021, the Company has 600,000 shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share.

As of March 31, 2022 and December 31, 2021, the Company had 11,081,336 shares of its common stock issued and outstanding.

The Company did not issue any shares of its common stock during the three months ended March 31, 2022 or 2021.

Options

As of both March 31, 2022 and December 31, 2021, the Company had no stock options outstanding.

Warrants

As of both March 31, 2021 and December 31, 2021, the Company had no warrants outstanding.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases

The Company accounts for leases according to ASC 842 - Leases, which requires recognition of a right-of-use asset and lease liability for all leases at the commencement date based on the present value of lease payments over the lease term. In addition, the Company has elected other available practical expedients to not separate lease and non-lease components for all classes of underlying assets and to exclude leases with an initial term of 12 months or less. The Company determines if a contract is or contains a lease at inception.

As the implicit rate is not readily determinable for most of the Company’s lease agreements, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. These discount rates for leases are calculated using the Company’s interest rate of promissory notes.

The Company leases various vehicles under financing leases expiring in various years through 2026. The assets and liabilities under financing leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense for the three months ended March 31, 2022. The following is a summary of property held under capital leases as of March 31, 2022 and December 31, 2021.

	March 31, 2022	Dec 31, 2021
Vehicles	$2,612,496	$-
Less: Accumulated Amortization	(161,357)	-
	$2,451,139	$-

Minimum future lease Payments under financing leases at March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	Dec 31, 2021
2022	$533,352	$-
2023	693,635	-
2024	674,298	-
2025	593,267	-
2026	193,442
2027	1,279	-
Total Minimum Lease Payments	2,689,273	-
Less: Amount Representing Interest	(456,678)	-
Present Value of Minimum Lease Payments	2,232,595	-
Less: Current Portion	(488,676)	-
Financing Lease, Net of Current Portion	$1,743,919	$-

Interest rates on financing leases vary from 2.36% to 19.28% and are imputed based upon the lower of the Company’s incremental borrowing rate at the inception of each lease or the lessor’s implicit rate of return.

Operating Lease

The Company leases office space for its corporate headquarters in Kennesaw, Georgia under a sublease. The lease terminates on December 31, 2022 and since it is all current, the Company has elected not to record any Right of Use Assets and Lease Liabilities. The lease provides for base monthly rent of $60,031.

The Company leases office space for the AMR Resources operations in Austin, Texas. In January 2022, the Company entered into a sixty-four month lease through June 2027. As part of the agreement the Company received four months free rent. The Company makes tiered lease payments on the 1st of each month. The Company’s lease does not have any residual value guarantees or restrictive covenants.

The Company classified the lease as an operating lease and determined that the value of the right of use lease assets (“ROU”) and liability at the inception of the lease was $214,389 using a discount rate of 10%, which is the rate of the note payable. As the implicit rate is not readily determinable for the lease, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The lease effective date is April 1, 2022. No rent expense or amortization of the ROU was recorded in the period.

The Company’s components of lease cost are as follows:

Period Ended
March 31, 2022
Operating Lease – Office Lease	$-
Short Term Lease Costs	-
Variable Lease Costs	-
TOTAL Expense	$-

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	6.33
Weighted Average Discount Rate – Operating Leases	10.00%
Right of Use asset (ROU”)	$214,389
Estimated future minimum lease obligations are as follow for the years ending December 31:
YEAR
2022	$26,316
2023	58,389
2024	55,510
2025	57,155
2026	58,800
Thereafter	34,540
Total	$290,710
Less Imputed Interest	(76,321)
OPERATING LEASE PAYABLE	$214,389

Other Contingencies

Coronavirus Pandemic

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic, which continues to spread throughout the United States of America. Efforts implemented by local and national governments, as well as businesses, including temporary closures, are expected to have adverse impacts on local, national and the global economies. Although the disruption is currently expected to be temporary, there is uncertainty around the duration and the related economic impact. Therefore, while we expect this matter to have an impact our business, the impact to our results of operations and financial position cannot be reasonably estimated at this time.

Russia-Ukraine conflict

The Russian-Ukraine conflict is a global concern. The Company does not have any direct exposure to Russia or Ukraine through its operations, employee base, investments or sanctions. We have no basis to evaluate the possible risks of this conflict.

NOTE 9 – NOTES PAYABLE

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

Acquisition of AMR Resources

On February 1, 2022, the Company completed the AMR Resources Acquisition for $40.4 million in cash, pursuant to the AMRR Agreement, subject to post-closing adjustment as contemplated therein. In contemplation of the AMR Resources Acquisition, OnePath formed AMR Resources and contributed those assets necessary for the operation of its integrated services business. As a result of the AMR Resources Acquisition, the Company acquired all of the outstanding limited liability company interests of AMR Resources and the former integrated services business of OnePath and AMR Resources became a wholly owned subsidiary of the Company.

AMR Resources has approximately 125 vehicle leases which are accounted for as finance leases and included in assets under property and equipment and in liabilities under notes payable. The following is a schedule of the Company’s long-term debt:

	March 31, 2022	Dec 31, 2021
$44,000,000 Note Payable, 10% interest, due Jan 2025	$44,000,000	$-
Finance Automobile Leases Payable, various rates	2,232,595	-
Subtotal	$46,232,595	$-
Current portion – long-term debt	(6,539,945)	-
Total	$39,692,650	$-

The Company purchased the following assets (liabilities) on February 1, 2022 for $40.4 million, with the difference being recorded as goodwill. The following represent the fair value of the assets and liabilities per the best and most current information available at the time of acquisition. The recorded amounts are subject to adjustment from valuation reports post-closing.

Purchase
Asset / Liability Purchased	Feb 1, 2022
Cash	802,000.00
Accounts Receivable	8,239,486.93
Other Receivables	2,886,507.23
Preapids & Other Current Assets	1,468,703.54
Earnings in Excess of Billings	6,897,373.65
Inventory	290,439.58
Fexed Assets (Net)	3,164,887.93
Goodwill	25,308,583.06
Accounts Payable	(2,155,595.21)
Accrued Expenses	(1,633,722.59)
Curr.Portion LT Leases Payable	(557,811.41)
Total Wages Payable	(1,047,407.38)
Billings in Excess of Costs	(1,348,655.61)
Leases Payable - Autos	(2,464,953.45)
Less Curr.Portion-Leases	557,811.42
Purchase Price	40,407,647.70

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events from March 31, 2022, through the date when the financial statements were available to issue and has determined there were no items requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, which we refer to in this annual report as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to in this annual report as the Exchange Act. Forward-looking statements are not statements of historical fact but rather reflect our current expectations, estimates and predictions about future results and events. These statements may use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “predict,” “project” and similar expressions as they relate to us or our management. When we make forward-looking statements, we are basing them on our management’s beliefs and assumptions, using information currently available to us. These forward-looking statements are subject to risks, uncertainties and assumptions, including but not limited to, risks, uncertainties and assumptions discussed in this annual report. Factors that can cause or contribute to these differences include those described under the heading “Management Discussion and Analysis and Plan of Operation.”

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statement you read in this annual report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this annual report. The Company expressly disclaims any obligation to release publicly any updates or revisions to these forward-looking statements to reflect any change in its views or expectations. The Company can give no assurances that such forward-looking statements will prove to be correct.

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

The Company seeks to acquire assets or shares of one or more additional privately-held entities actively engaged in revenue generating commercial activities in exchange for AMRR securities or cash. The Company is considering other acquisition candidates but has not entered into any acquisition agreements for additional acquisitions.

The Company’s common stock is subject to quotation on the OTC Markets Group, Inc. Pink Open Market Platform (“Pink Sheets”) under the symbol AMRR. There is currently only a limited trading market in the Company’s shares, nor do we believe that any active trading market has existed for approximately the last five years. There can be no assurance that there will be an active trading market for our securities following the effective date of this Registration Statement under the Securities Exchange Act of 1934, as amended (“Exchange Act”). In the event that an active trading market commences, there can be no assurance as to the market price of our shares of common stock, whether the trading market will provide liquidity to investors, or whether any trading market will be sustained.

Segment Information

Not required for smaller reporting Companies

Employees

As of March 31, 2022, we had approximately 300 employees, all in the United States. Consultants are retained from time to time.

Overview.

At December 31, 2021, the Company had no business operations.

On January 21, 2022, the Company issued a $44 million Note to GNET, which bears interest at a rate of 10% per annum and matures on the Maturity Date, January 21, 2025. The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment at the maturity date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The Company used $40.5 million of the proceeds to acquire AMR Resources on February 1, 2022. The remaining proceeds of the Note have been and will be used to fund the operating activities of the Company and AMR Resources.

On February 1, 2022, the Company acquired 100% of the outstanding limited liability company interests of AMR Resources consisting of the former integrated services business of OnePath for $40.5 million in cash subject to post-closing adjustment as contemplated by the AMRR Agreement, and AMR Resources became a wholly owned subsidiary of the Company. Since purchasing AMR Resources, the Company establishing corporate infrastructure necessary to operate our wholly owned subsidiary, AMR Resources, as an independent business.

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

Results of Operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021

The Company purchased AMR Resources on February 1, 2022 and all revenue reflects only two months of operations through March 31, 2022. We only generated revenues in February and March of 2022 after the acquisition of AMR Resources, LLC and did not generate any revenues during the three months ended March 31, 2021. We had income of $10,771,627 for the three months ended March 31, 2022 and $0 for the three months ended March 31, 2021. Our cost of revenues was $8,237,627 for the three months ended March 31, 2022 resulting in gross profit of $2,534,000 for the three months ended March 31, 2022 and cost of revenues and gross profit of $0 for the three months ended March 31, 2021. The increase in revenues was due to the purchase of AMR Resources, LLC On February 1, 2022 which had ongoing operations. The Company had total operating expenses of $2,397,962 and $15,600 for the three months ended March 31, 2022 and 2021 respectively.

For the three months ended March 31, 2022, we incurred other income and expense $951,864 made up of $953,614 of interest expense and $1,750 of other income. For the three months ended March 31, 2021 we incurred $1,125 in interest expense. The increase was mainly due to the interest of 10% on the Company’s $44 million note payable.

During the three months ended March 31, 2022 and 2021, we incurred net losses of $815,826 and $16,725, respectively.

Liquidity and Capital Resources.

As of March 31, 2022, the Company had assets totaling $54,850,577, liabilities totaling $39,692,650, and a working capital of $7,177,462.

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

Contractual Obligations and Commitments.

The Company maintains approximately 125 vehicle leases which are recorded on the balance sheet.

Critical Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both March 31, 2022 and December 31, 2021, the Company’s cash balance was $1,774,532 and $138, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation.

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

Accounts Receivable and Allowance for Doubtful Accounts

It is the Company’s policy to record accounts receivable at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of March 31, 2022, and December 31, 2021, respectively, the Company had accounts receivable of $9,019,768 and $0, respectively, and at March 31, 2022 and December 31, 2021, the Company had $528,851 and $0 allowance for doubtful accounts, respectfully.

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

During the three months ended March 31, 2022 and 2021, the Company had no equity-based payment awards outstanding and did not issue any equity-based payments. The Company did not record any expense or liabilities for equity-based payment awards for the three months ended March 31, 2022 and 2021.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the three-month periods ended March 31, 2022 and 2021, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding as of these dates.

As of March 31, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was accomplished under the supervision and with the participation of our chief financial officer / principal executive officer and our financial consultants who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

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

Dated: July 18, 2022

American Metals Recovery and Recycling, Inc.

By:	/s/ James Frinzi
James Frinzi
Chief Executive Officer

By:	/s/ Jeremie Peterkin
Jeremie Peterkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: July 18, 2022	/s/ James Frinzi
James Frinzi
Director

Date: July 18, 2022	/s/ Jeremie Peterkin
Jeremie Peterkin
Director

Date: July 18, 2022	/s/ Shalom Auerbach
Shalom Auerbach
Director

