Form 10-Q
period 2022-06-30
American Metals Recovery & Recycling Inc.
filed 2022-08-11
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13 (a) of the Exchange Act. Yes ☐     No ☐

Indicate by a check mark whether the company is a shell company (as defined by Rule 12b-2 of the Exchange Act): Yes ☐     No ☒

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2022, and DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$1,546,408	$138
Accounts Receivable	8,608,620	-
Unbilled Accounts Receivable	2,829,811	-
Costs in Excess of Billings	6,328,878	-
Inventories	259,603	-
Prepaids and Other Current Assets	985,654	-
Total Current Assets	20,558,974	138

Property, Plant and Equipment
Property, Plant and Equipment (Net of Accumulated Depreciation of $550,527 and $0)	2,891,547	-
Right of Use Asset	206,547	-
Total Property, Plant and Equipment	3,098,094	-

Other Assets
Goodwill	25,524,379	-
Other Receivables	78,741	-
Long Term Assets	947,636	-
Total Non-Current Assets	29,648,850	-

TOTAL ASSETS	$50,207,824	$138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$2,081,093	$1,031
Accrued Expenses	1,437,254	-
Billings In Excess of Costs	1,333,121	-
Accrued Interest	2,001,904	-
Note Payable and Accrued Interest – Related Party	100,482	98,232
Current Portion of Lease Payable	33,575	-
Current Portion of Long-Term Debt	16,093,426	-
Total Current Liabilities	23,080,855	99,263

Non-Current Liabilities:
Note Payable, Less Current Portion	28,503,610	-
Capital Leases Payable, Less Current Portion	1,999,285	-
Operating Lease Payable, Less Current Portion	177,410	-
Total Non-Current Liabilities	30,680,305	-

TOTAL LIABILITIES	53,761,160	99,263

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred Stock, $0.001 par value, 5,000,000 shares authorized, 600,000 shares issued and outstanding, respectively	600	600
Common Stock, $0.001 par value, 50,000,000 shares authorized 11,081,336 issued and outstanding, respectively	11,081	11,081
Additional Paid In Capital	507,571	507,571
Accumulated Deficit	(4,972,588)	(618,377)
TOTAL STOCKHOLDERS’ DEFICIT	(3,553,336)	(99,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,207,824	$138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

REVENUE	$13,195,650	$-	$23,967,277	$-
COST OF REVENUE	10,410,402	-	18,648,029	-
Gross Profit	2,785,248	-	5,319,248	-

Operating Expenses:
Selling, General and Administrative Expenses	4,534,232	3,641	6,703,357	19,240
Depreciation and Amortization	320,959	-	549,796	-
Total Operating Expenses	4,855,191	3,641	7,253,153	19,240
NET OPERATING INCOME (LOSS)	(2,069,943)	(3,641)	(1,933,905)	(19,240)

OTHER INCOME (EXPENSE)
Interest Income	59	-	94	-
Interest Expense	(1,166,418)	(1,125)	(2,120,032)	(2,250)
Gain on sale of assets	734,309	-	734,309	-
Other Income (Expense)	(136,392)	-	(134,677)	-
TOTAL OTHER INCOME (EXPENSE)	(568,442)	(1,125)	(1,520,306)	(2,250)
Net (loss)	$(2,638,355)	$(4,766)	$(3,454,211)	$(21,490)

Basic Net (Loss) per Common Share	$(0.24)	$(0.00)	$(0.32)	$(0.00)
Weighted Average Shares Outstanding – Basic	11,081,336	11,081,336	11,081,336	11,081,336

Fully Diluted Net (Loss) per Common Share	$(0.24)	$(0.00)	$(0.32)	$(0.00)
Weighted Average Shares Outstanding – Diluted	11,081,336	11,081,336	11,081,336	11,081,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

For the Three Months Ended June 30, 2022

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at March 31, 2022	600,000	$600	11,081,336	$11,081	$507,571	$(1,434,203)	$(914,951)

Net Loss	-	-	-	-	-	(2,638,255)	(2,638,255)
Balance at June 30, 2022	600,000	$600	11,081,336	$11,081	$507,571	$(4,972,588)	$(3,553,336)

For the Three Months Ended June 30, 2021

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at March 31, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(587,305)	$(69,053)
Rounding						1	1
Net Loss	-	-	-	-	-	(4,766)	(4,766)
Balance at June 30, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(592,070)	$(72,818)

For the Six Months Ended June 30, 2022

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at December 31, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(618,377)	$(99,125)

Net Loss	-	-	-	-	-	(3,454,211)	(3,454,211)
Balance at June 30, 2022	600,000	$600	11,081,336	$11,081	$507,571	$(4,972,588)	$(3,553,336)

For the Six Months Ended June 30, 2021

	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Earnings	Totals

Balance at December 31, 2020	600,000	$600	11,081,336	$11,081	$507,571	$(570,580)	$(51,328)

Net Loss	-	-	-	-	-	(21,490)	(21,490)
Balance at June 30, 2021	600,000	$600	11,081,336	$11,081	$507,571	$(592,070)	$(72,818)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(3,454,211)	$(21,490)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and Amortization	530,527	-
Change in Operating Assets and Liabilities
Change in Operating Assets and Liabilities
Accounts Receivable	(369,133)	-
Unbilled Accounts Receivables	56,696	-
Cost in Excess of Billings	568,496	-
Inventory	30,837	-
Prepaids and Other Current Assets	1,285,050	-
Other Assets	(1,052,015)	-
Accounts Payable	(75,534)	(430)
Accrued Expenses	(1,659,699)	-
Billings in Excess of Costs	(15,535)	-
Accrued Interest – Related Party	2,249	2,250
Accrued Interest Payable	2,001,904	-
Operating Lease	4,438	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(2,145,930)	(19,670)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Equipment	(447,343)	-
Sale of Property and Equipment	278,375	-
Purchase of AMR Resources	(40,407,648)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(40,576,616)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	44,000,000	-
Borrowings on Short Term Debt	760,000	-
Payments on Short Term Debt	(760,000)	-
Borrowings on Loans/Lease	411,003	-
Payments on Loans/Leases	(142,187)	-
CASH FLOWS USED IN FINANCING ACTIVITIES	44,268,816	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,546,270	(19,670)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	43,436
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,546,408	23,765

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$115,878	$-
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 AND 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of June 30, 2022, the Company had $255,094 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of June 30, 2022, and December 31, 2021, respectively, the Company had $589,588 and $0 allowance for doubtful accounts.

Unbilled Accounts Receivable

Unbilled accounts receivable represents amounts deemed receivable but not yet billed – See Note 4.

Costs in Excess of Billings

Cost in excess of billings represents costs incurred on contracts which have not yet been invoiced. The balance at June 30, 2022 and December 31, 2021 was $6,328,878 and $0 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consists of the supplies on-hand for use in future customer arrangements.

Prepaids and Other Current Assets

These amounts represent prepaid legal, rent and insurance. The balance at June 30, 2022 and December 31, 2021 was $971,490 and $0 respectively.

Billings in Excess of Costs

Billings in excess of costs represents advance amounts billed customers for work which the company has not yet completed. The balance at June 30, 2022 and December 31, 2021 was $1,333,111 and $0 respectively.

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

For the six months ended June 30, 2022 and 2021, there are no deferred contract costs or deferred commissions.

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

As of June 30, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

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

The Company had no options or warrants outstanding at June 30, 2022 and June 30, 2021.

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net income (loss) attributable to common shareholders	$(3,454,211)	$(21,490)

Weighted average number of common shares outstanding, Basic	11,081,336	11,081,336

Diluted weighted average number of common shares outstanding,	11,081,336	11,081,336

Basic earnings (loss) per share	$(0.32)	$(0.00)

Diluted earnings (loss) per share	$(0.32)	$(0.00)

At June 30, 2022 and 2021, the Company had no potentially dilutive common stock related to outstanding stock warrants.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consists of the supplies on-hand for use in future customer arrangements. Inventory balances of June 30, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Supplies on-hand	$259,603	$-

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

Property consists of the following at June 30, 2022 and December 31, 2021:

	2022	2021
Furniture and Fixtures	$29,104	$-
Computer Equipment	176,443	-
Machinery and Office Equipment	160,318	-
Automobiles and Trucks	3,023,429	-
Software	32,710	-
Sub-total	3,422,074	-
Less: Accumulated depreciation	(530,527)	-
Total Property	$2,891,547	$-

Depreciation and amortization have been provided over each asset’s estimated useful life. Depreciation and amortization expense was $530,527 and $0 for the six months ended June 30, 2022 and 2021 respectively.

NOTE 4 – UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represents amounts for which work has been performed but not yet billed. The following table shows the amounts as of June 30, 2022 and December 31, 2021:

	June 30, 2022	Dec 31, 2021
Vendor rebate programs receivable	$113,468	0
Accrued revenue -Google contract	1,050,664	0
Accrued revenue – Lockheed contract	1,014,487	0
Accrued revenue – Brinks contract	249,995	0
Accrued revenue – Service contracts	89,579	0
Accrued revenue – Digital Life	272,253	0
Accrued revenue – Miscellaneous projects	39,365	0
Total	$2,829,811	$0

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

On March 31, 2022, we performed our annual goodwill impairment test and estimated the fair value of AMR based on the recent purchase of AMR. We concluded that the goodwill assigned to AMR, as of June 30, 2022, was not impaired and that AMR unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

NOTE 6 – INCOME TAXES

The Company has adopted ASC 740-10, “ Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s effective tax rate for the period ended June 30, 2022 and for the period ended June 30, 2021 varies from the statutory rate of 21% due to valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that no valuation allowance is necessary.

NOTE 7– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock at a par value of $0.001 per share.

As of June 30, 2022 and December 31, 2021, the Company has 600,000 shares of Preferred Stock issued and outstanding.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share.

As of June 30, 2022 and December 31, 2021, the Company had 11,081,336 shares of its common stock issued and outstanding.

The Company did not issue any shares of its common stock during the six months ended June 30, 2022 or 2021.

Options

As of both June 30, 2022 and December 31, 2021, the Company had no stock options outstanding.

Warrants

As of both June 30, 2021 and December 31, 2021, the Company had no warrants outstanding.

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

The Company leases various vehicles under financing leases expiring in various years through 2026. The assets and liabilities under financing leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense for the six months ended June 30, 2022. The following is a summary of property held under capital leases as of June 30, 2022 and December 31, 2021.

	June 30, 2022	Dec 31, 2021
Vehicles	$3,422,074	$-
Less: Accumulated Amortization	(530,527)	-
	$2,891,547	$-

Minimum future lease Payments under financing leases at June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	Dec 31, 2021
2022	$410,638	$-
2023	811,414	-
2024	878,145	-
2025	710,550	-
2026	326,227	-
2027	45,145	-
Total Minimum Lease Payments	3,091,119	-
Less: Amount Representing Interest	(494,798)	-
Present Value of Minimum Lease Payments	2,596,321	-
Less: Current Portion	(597,036)	-
Financing Lease, Net of Current Portion	$1,999,285	$-

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

The Company leases corporate office space in Austin, Texas. In January 2022, the Company entered into a sixty-four month lease through June 2027. As part of the agreement the Company received four months free rent. The Company makes tiered lease payments on the 1st of each month. The Company’s lease does not have any residual value guarantees or restrictive covenants.

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

The Company’s components of lease cost are as follows:

Period Ended
June 30, 2022
Operating Lease – Office Lease	$-
Short Term Lease Costs	-
Variable Lease Costs	-
TOTAL Expense	$-

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	6.08
Weighted Average Discount Rate – Operating Leases	10.00%
Right of Use asset (ROU”)	$206,547
Estimated future minimum lease obligations are as follow for the years ending December 31:
YEAR
2022	$26,316
2023	54,003
2024	55,647
2025	57,292
2026	58,937
Thereafter	29,606
Total	$281,801
Less Imputed Interest	(70,816)
OPERATING LEASE PAYABLE	$210,985

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

AMR Resources has approximately 125 vehicle leases which are accounted for as finance leases and included in assets under property and equipment and in liabilities under notes payable. The following is a schedule of the Company’s long-term debt:

	June 30, 2022	Dec 31, 2021
$44,000,000 Note Payable, 10% interest, due Jan 2025	$44,000,000	$-
Finance Automobile Leases Payable, various rates	2,596,321	-
Subtotal	$46,596,321	$-
Current portion – long-term debt	(16,093,426)	-
Total	$30,502,895	$-

The Company purchased the following assets (liabilities) on February 1, 2022 for $40.4 million, with the difference being recorded as goodwill. The following represent the fair value of the assets and liabilities per the best and most current information available at the time of acquisition. The recorded amounts are subject to adjustment from valuation reports post-closing.

Purchase
Asset / Liability Purchased	Feb 1, 2022
Cash	802,000.00
Accounts Receivable	8,239,486.93
Other Receivables	2,886,507.23
Preapids & Other Current Assets	1,468,703.54
Earnings in Excess of Billings	6,897,373.65
Inventory	290,439.58
Fixed Assets (Net)	3,164,887.93
Goodwill	25,308,583.06
Accounts Payable	(2,155,595.21)
Accrued Expenses	(1,633,722.59)
Curr.Portion LT Leases Payable	(557,811.41)
Total Wages Payable	(1,047,407.38)
Billings in Excess of Costs	(1,348,655.61)
Leases Payable - Autos	(2,464,953.45)
Less Curr.Portion-Leases	557,811.42
Purchase Price	40,407,647.70

NOTE 10 – SUBSEQUENT EVENTS

The Company has evaluated events from June 30, 2022, through the date when the financial statements were available to issue and has determined there were no items requiring disclosure.

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

Segment Information

Not required for smaller reporting Companies

Employees

As of June 30, 2022, we had approximately 300 employees, all in the United States. Consultants are retained from time to time.

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

As of December 31, 2021, the Company did not have any business operations and as of December 31, 2021, the Company had assets totaling $138, liabilities totaling $99,263, and a working capital deficit of $99,125.

Results of Operations for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021

The Company purchased AMR Resources on February 1, 2022 and all revenue reflects only five months of operations through June 30, 2022. We only generated revenues in from February to June of 2022 after the acquisition of AMR Resources, LLC and did not generate any revenues during the six months ended June 30, 2021.

We had revenues of $13,195,650 for the three months ended June 30, 2022 and $0 for the three months ended March 31, 2021. Revenues were $23,967,277 and $0 for the six months ended June30, 2022 and 2021, respectively.

Our cost of revenues was $10,419,402 and $0 for the three months ended June 30, 2022 and 2021, respectively, resulting in gross profit of $2,785,248 and $0 for the same three month periods. Our costs of revenue were $18,648,029 and $0 for the six months ended June 30, 2022 and 2021, respectively, resulting in gross profit of $5,319,248 and $0 for the same six month periods. The year over year increase in revenues was due to the purchase of AMR Resources, LLC on February 1, 2022 which had customer contracts.

Operating expenses were $4,855,191 and $3,641 for the three months ended June 30, 2022 and 2021, respectively. Operating expenses were $7,253,153 and $19,240 for the six months ended June 30, 2022 and 2021, respectively. The increase was due to expenses of operations for AMR Resources LLC which we purchased on February 1, 2022.

We had an operating loss of $2,069,943 and $3,641 for the three months ended June 30, 2022 and 2021, respectively. Our operating loss for the six months ended June 30, 2022 and 2021 was $1,933,905 and $19,240, respectively.

For the three months ended June 30, 2022, our other income and expense was made up of interest income of $59 and a gain on sale of assets of $734,309 offset by expenses of extraordinary expenses of $136,392 related to our acquisition of AMR Resources LLC and interest of expense of $1,166,418. The increase was mainly due to the interest of 10% on the Company’s $44 million note payable.

For the six months ended June 30, 2022, our other income and expense was made up of interest income of $94 and gain on sale of assets of $734,309 offset by expenses of extraordinary expenses of $134,677 related to our acquisition of AMR Resources LLC and interest of expense of $2,120,032. The increase was mainly due to the interest of 10% on the Company’s $44 million note payable.

During the six months ended June 30, 2022 and 2021, we incurred net losses of $3,454,211 and $21,490, respectively.

Liquidity and Capital Resources.

As of June 30, 2022, the Company had assets totaling $50,207,824, liabilities totaling $53,761,160, and working capital of $169,485.

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

Critical Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both June 30, 2022 and December 31, 2021, the Company’s cash balance was $1,546,408 and $138, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation.

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

Accounts Receivable and Allowance for Doubtful Accounts

It is the Company’s policy to record accounts receivable at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of June 30, 2022, and December 31, 2021, respectively, the Company had accounts receivable of $8,628,620 and $0, respectively, and at June 30, 2022 and December 31, 2021, the Company had $589,588 and $0 allowance for doubtful accounts, respectfully.

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

During the six months ended June 30, 2022 and 2021, the Company had no equity-based payment awards outstanding and did not issue any equity-based payments. The Company did not record any expense or liabilities for equity-based payment awards for the six months ended June 30, 2022 and 2021.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the six-month periods ended June 30, 2022 and 2021, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding as of these dates.

As of June 30, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2022. This evaluation was accomplished under the supervision and with the participation of our chief financial officer / principal executive officer and our financial consultants who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: August 9, 2022

American Metals Recovery and Recycling, Inc.

By:	/s/ James Frinzi
James Frinzi
Chief Executive Officer

By:	/s/ Jeremie Peterkin
Jeremie Peterkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 9, 2022	/s/ James Frinzi
James Frinzi
Director

Date: August 9, 2022	/s/ Jeremie Peterkin
Jeremie Peterkin
Director

