Form 10-Q
period 2022-09-30
American Metals Recovery & Recycling Inc.
filed 2022-11-18
CIK 1488638

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022.

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2022, there were 11,081,336 shares of Common Stock of the issuer outstanding.

TABLEOFCONTENTS

CERTIFICATIONS

EXHIBIT 31.1	CHIEF EXECUTIVE OFFICER CERTIFICATION

EXHIBIT 31.2	CHIEF FINANCIAL OFFICER CERTIFICATION

EXHIBIT 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2022, and DECEMBER 31, 2021

(Unaudited)

	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$2,136,758	$138
Accounts Receivable, net	7,274,139	-
Unbilled Accounts Receivable	2,699,142	-
Costs in Excess of Billings	7,083,425	-
Inventories	797,940	-
Prepaids and Other Current Assets	737,600	-
Total Current Assets	20,729,004	138

Property, Plant and Equipment
Property, Plant and Equipment (Net of Accumulated Depreciation of $797,086 and $0)	2,972,885	-
Right of Use Asset	1,897,389	-
Total Property, Plant and Equipment	4,870,274	-

Other Assets
Goodwill	20,154,379	-
Intangible Assets (Net of Accumulated Amortization of $400,571 and $0)	5,159,944	-
Other Receivables	78,741	-
Long Term Assets	769,078	-
Total Non-Current Assets	31,032,416	-

TOTAL ASSETS	$51,761,420	$138

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable	$2,626,011	$1,031
Accrued Expenses	1,424,663	-
Billings In Excess of Costs	2,222,568	-
Accrued Interest	3,110,945	-
Note Payable and Accrued Interest – Related Party	103,857	98,232
Current Portion of Operating Lease Payable	328,174	-
Current Portion – Capital Leases	600,000	-
Current Portion of Long-Term Debt	18,895,605	-
Total Current Liabilities	29,311,823	99,263

Non-Current Liabilities:
Note Payable, Less Current Portion	25,104,395	-
Capital Leases Payable, Less Current Portion	1,996,377	-
Operating Lease Payable, Less Current Portion	1,671,449	-
Total Non-Current Liabilities	28,772,221	-

TOTAL LIABILITIES	58,084,044	99,263

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Series A Preferred Stock, $0.001 par value, 1,600,000 shares authorized, 600,000 and 600,000 shares issued and outstanding, respectively	600	600
Series B Preferred Stock, $0.001 par value, 54,000 shares authorized, zero and zero shares issued and outstanding, respectively	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized 11,081,336 issued and outstanding, respectively	11,081	11,081
Additional Paid In Capital	507,571	507,571
Accumulated Deficit	(6,841,876)	(618,377)
TOTAL STOCKHOLDERS’ DEFICIT	(6,322,624)	(99,125)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$51,761,420	$138

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

REVENUE	$13,525,837	$-	$37,493,114	$-
COST OF REVENUE	10,782,080	-	29,430,109	-
Gross Profit	2,743,757	-	8,063,005	-

Operating Expenses:
Selling, General and Administrative Expenses	3,773,551	8,483	10,476,908	27,723
Depreciation and Amortization	689,227	-	1,239,023	-
Total Operating Expenses	4,462,778	8,483	11,715,931	27,723
NET OPERATING INCOME (LOSS)	(1,719,021)	(8,483)	(3,652,926)	(27,723)

OTHER INCOME (EXPENSE)
Interest Income	58	-	152	-
Other Income (Expense)	(63,101)	-	(63,101)	-
Transaction Expenses	(14,832)	-	(149,509)	-
Gain on Sale of Assets	202,318	-	936,628	-
Interest Expense	(1,174,710)	(1,124)	(3,294,743)	(3,374)
TOTAL OTHER INCOME (EXPENSE)	(1,050,267)	(1,124)	(2,570,573)	(3,374)
Net (loss)	$(2,769,288)	$(9,607)	$(6,223,499)	$(31,097)

Basic Net (Loss) per Common Share	$(0.24)	$(0.00)	$(0.55)	$(0.00)
Weighted Average Shares Outstanding – Basic	11,081,336	11,081,336	11,081,336	11,081,336

Fully Diluted Net (Loss) per Common Share	$(0.24)	$(0.00)	$(0.55)	$(0.00)
Weighted Average Shares Outstanding – Diluted	11,081,336	11,081,336	11,081,336	11,081,336

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Unaudited)

For the Three Months Ended September 30, 2022

	Preferred A		Preferred B		Common	Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance June 30, 2022	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(4,072,588)	$(3,553,336)
Net Loss	-	-	-	-	-	-	-	(2,769,288)	(2,769,288)

Balance, September 30, 2022	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(6,841,876)	$(6,322,624)

For the Three Months Ended September 30, 2021

	Preferred A		Preferred B		Common	Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance June 30, 2021	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(592,070)	$(72,818)
Net Loss	-	-	-	-	-	-	-	(9,607)	(9,607)

Balance, September 30, 2021	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(601,677)	$(82,425)

For the Nine Months Ended September 30, 2022

	Preferred A		Preferred B		Common	Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance Dec 31, 2021	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(618,377)	$(99,125)
Net Loss		-		-		-	-	(6,223,499)	(6,223,499)

Balance, September 30, 2022	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(6,841,876)	$(6,322,624)

For the Nine Months Ended September 30, 2021

	Preferred A		Preferred B		Common	Stock	Paid In	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance Dec 31, 2021	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(570,579)	$(51,327)
Net Loss		-		-		-	-	(31,097)	(31,097)

Balance, September 30, 2021	600,000	$600	-	$-	11,081,336	$11,081	$507,571	$(601,677)	$(82,425)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022, AND 2021

(Unaudited)

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITES:
Net loss	$(6,223,499)	$(31,097)
Adjustments to reconcile net income to cash used in operating activities
Depreciation and Amortization	1,239,023	-
Change in Operating Assets and Liabilities
Change in Operating Assets and Liabilities
Accounts Receivable	431,170	-
Unbilled Accounts Receivables	699,172	-
Cost in Excess of Billings	(186,051)	-
Inventory	(507,500)	-
Prepaids and Other Current Assets	1,533,104	-
Right of Use Assets Amortization	102,234
Other Assets	(847,819)	-
Accounts Payable	472,830	(550)
Accrued Expenses	(1,268,602)	-
Billings in Excess of Costs	873,912	-
Accrued Interest – Related Party	5,625	3,375
Accrued Interest Payable	3,110,945	-
CASH FLOWS USED IN OPERATING ACTIVITIES	(565,456)	(28,272)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Equipment	(1,233,409)	-
Sale of Property and Equipment	365,937	-
Purchase of AMR Resources	(40,407,648)	-
CASH FLOWS USED IN INVESTING ACTIVITIES	(41,275,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Payable	44,000,000	-
Borrowings on Short Term Debt	760,000	-
Payments on Short Term Debt	(760,000)	-
Borrowings on Loans/Lease	1,233,408	-
Payments on Loans/Leases	(1,256,212)	-
CASH FLOWS USED IN FINANCING ACTIVITIES	43,977,196	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,136,620	(28,272)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138	43,436
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,136,758	15,164

SUPPLEMENTAL DISCLOSURES
Cash Paid for Interest	$178,173	$-
Cash Paid for Income Taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH ACTIVITIES:
Right-of-use asset obtained in exchange for lease obligations	$1,897,389	-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN METALS RECOVERY AND RECYCLING, INC.

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 AND 2021

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

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. At times, cash balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. As of September 30, 2022, the Company had $1,506,213 of deposits in U.S. Banks in excess of the FDIC limit. Management does not believe that the Company is at risk of loss on cash.

Accounts Receivable and Allowances for Doubtful Accounts

The allowance for accounts receivable is recorded when receivables are considered to be doubtful of collection. As of September 30, 2022, and December 31, 2021, respectively, the Company had $615,485 and $0 allowance for doubtful accounts.

Unbilled Accounts Receivable

Unbilled accounts receivable represents amounts deemed receivable but not yet billed – See Note 3.

Costs in Excess of Billings

Cost in excess of billings represents costs incurred on contracts which have not yet been invoiced. The balance at September 30, 2022 and December 31, 2021 was $7,083,425 and $0 respectively.

Inventory

Inventories are carried at the lower of cost or net realizable value and consists of the supplies on-hand for use in future customer arrangements.

Prepaids and Other Current Assets

These amounts represent prepaid legal, rent and insurance. The balance at September 30, 2022 and December 31, 2021 was $703,964 and $0 respectively.

Billings in Excess of Costs

Billings in excess of costs represents advance amounts billed customers for work which the company has not yet completed. The balance at September 30, 2022 and December 31, 2021 was $2,222,568 and $0 respectively.

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

For the nine months ended September 30, 2022 and 2021, there are no deferred contract costs or deferred commissions.

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

As of September 30, 2022, and December 31, 2021, the Company’s financial assets were measured at fair value using Level 3 inputs, with the exception of cash, which was valued using Level 1 inputs.

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

The Company had no options or warrants outstanding at September 30, 2022 and September 30, 2021.

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net income (loss) attributable to common shareholders	$(6,088,499)	$(31,097)

Weighted average number of common shares outstanding, Basic	11,081,336	11,081,336

Diluted weighted average number of common shares outstanding,	11,081,336	11,081,336

Basic earnings (loss) per share	$(0.55)	$(0.00)

Diluted earnings (loss) per share	$(0.55)	$(0.00)

When an entity has a net loss, it is prohibited from including potential common shares in the computation of diluted per share amounts. Accordingly, we have utilized basic shares outstanding to calculate both basic and diluted loss per share for the periods ended September 30, 2022 and 2021. The number of potential anti-dilutive shares excluded from the calculation shares for the period ended September 30, 2022 is 2,770,334.

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

NOTE 2 – INVENTORIES

Inventories are carried at the lower of cost or fair value and consists of the supplies on-hand for use in future customer arrangements. Inventory balances of September 30, 2022, and December 31, 2021, respectively, were as follows:

	2022	2021
Supplies on-hand	$797,940	$-

NOTE 3 – UNBILLED ACCOUNTS RECEIVABLE

Unbilled accounts receivable represents amounts for which work has been performed but not yet billed. The balances at September 30, 2022, and December 31, 2021, respectively, were as follows:

	September 30, 2022	Dec 31, 2021
Unbilled Accounts Receivable	$2,699,142	$-

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property consists of the following at September 30, 2022 and December 31, 2021:

	2022	2021
Furniture and Fixtures	$29,104	$-
Computer Equipment	257,809	-
Machinery and Office Equipment	241,112	-
Automobiles and Trucks	3,209,236	-
Software	32,710	-
Sub-total	3,769,971	-
Less: Accumulated depreciation	(797,086)	-
Total Property	$2,972,885	$-

Depreciation has been provided over each asset’s estimated useful life. Depreciation expense was $838,810 and $0 for the nine months ended September 30, 2022 and 2021 respectively.

NOTE 5 – GOODWILL

Impairment of Goodwill and Other Intangible Assets. As of January 31, 2022, goodwill recorded on our Condensed Consolidated Balance Sheet aggregated $20.15 million which relates to our purchase of AMR Resources, LLC (AMR) on February 1, 2022. We perform an annual impairment review in the first quarter of each fiscal year.

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

On March 31, 2022, we performed our annual goodwill impairment test and estimated the fair value of AMR based on the recent purchase of AMR. We concluded that the goodwill assigned to AMR, as of September 30, 2022, was not impaired and that AMR unit was at risk of failing step one of the goodwill impairment test as prescribed under the ASC.

NOTE 6 – INTANGIBLE ASSETS

Property consists of the following at September 30, 2022 and December 31, 2021:

	2022	2021
Customer List	$5,370,000	$-
Research and Development Costs	190,515	-
Sub-total	5,560,515	-
Less: Accumulated amortization	(400,571)	-
Total Intangible Assets	$5,159,944	$-

Amortization has been provided over each asset’s estimated useful life. Amortization expense was $400,571 and $0 for the nine months ended September 30, 2022 and 2021 respectively.

NOTE 7 – INCOME TAXES

The Company has adopted ASC 740-10, “ Income Taxes”, which requires the use of the liability method in the computation of income tax expense and the current and deferred income taxes payable (deferred tax liability) or benefit (deferred tax asset). Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company’s effective tax rate for the period ended September 30, 2022 and for the period ended September 30, 2021 varies from the statutory rate of 21% due to valuation allowance which creates a near zero effective tax rate. The Company intends to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of the valuation allowance. However, given our current earnings and anticipated future earnings, it is reasonably possible that in the near future sufficient positive evidence may become available to support the conclusion that no valuation allowance is necessary.

NOTE 8– STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 1,600,000 shares of Series A Preferred Stock at a par value of $0.001 per share.

The Company is authorized to issue 54,000 shares of Series B Preferred Stock at a par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, the Company has 600,000 shares of Series A Preferred Stock issued and outstanding.

As of September 30, 2022 and December 31, 2021, the Company has zero shares of Series B Preferred Stock issued and outstanding.

On August 31, 2022, the Company filed with the Secretary of State of the State of Nevada (the “Secretary of State”) a Certificate of Withdrawal (the “Certificate of Withdrawal”) of Certificate for the Certificate of Designation of Preferences, Rights and Limitations of the Old Series A Preferred Stock. All of the issued and outstanding shares of Old Series A Preferred Stock were held by Multiband Global Resources, LLC and surrendered to the Company for cancellation in exchange for the issuance to its designee, the Frinzi Family Trust, of six hundred thousand (600,000) shares of Series A Preferred Stock (as defined below).

On August 31, 2022, the Company filed with the Secretary of State a Certificate of Designation of Series A Preferred Stock (the “Series A Certificate of Designation”) and a Certificate of Designation of Series B Convertible Preferred Stock, with a par value of $0.001 per share (the “Series B Preferred Stock”)( such Certificate of Designation the “Series B Certificate of Designation, and together with Series A Certificate of Designation, the “Certificates of Designation”) designating the preferences, limitations, powers, conversion features and relative rights of the Series A Preferred and Series B Preferred, respectively. The Company designated one million six hundred thousand (1,600,000) shares of its authorized and unissued preferred stock as Series A Preferred Stock and fifty-four thousand (54,000) shares of its authorized and unissued preferred stock as Series B Preferred Stock. The Certificates of Designation became effective with the Secretary of State upon filing.

Series A Preferred Stock shall convert into such number of fully paid and non-assessable shares of Common Stock that represent twenty percentage (20%) of the Company’s issued and outstanding Common Stock as computed one day prior the Company is listed on Nasdaq for trading Common Stock. The time of the conversion shall be the date on which the Company’s securities are listed on a national exchange, after giving effect to any securities issued in connection with such uplisting to a national exchange. Upon the conversion and the issuance of the conversion shares further thereto, the shares of Series A Preferred Stock shall be deemed cancelled and of no further force or effect. Series B Preferred Stock shall have the right to convert all or any portion of such holder’s Series B Preferred Stock into fully paid and non-assessable shares of Common Stock at any time or from time to time at such holder’s sole discretion (the “Conversion Right”).

Each share of Series B Preferred Stock as to which the Conversion Right is exercised shall be converted into shares of the Company’s issued and outstanding Common Stock at an exercise price of $3.13 per share.

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock at a par value of $0.001 per share.

As of September 30, 2022 and December 31, 2021, the Company had 11,081,336 shares of its common stock issued and outstanding.

The Company did not issue any shares of its common stock during the nine months ended September 30, 2022 or 2021.

Options

As of both September 30, 2022 and December 31, 2021, the Company had no stock options outstanding.

Warrants

As of both September 30, 2021 and December 31, 2021, the Company had no warrants outstanding.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The Company leases various vehicles under financing leases expiring in various years through 2027. The assets and liabilities under financing leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense for the nine months ended September 30, 2022. The following is a summary of property held under capital leases as of September 30, 2022 and December 31, 2021.

	September 30, 2022	Dec 31, 2021
Vehicles	$3,209,236	$-
Less: Accumulated Amortization	(608,750)	-
	$2,600,486	$-

Minimum future lease Payments under financing leases at September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	Dec 31, 2021
2022	$228,875	$-
2023	843,317	-
2024	823,980	-
2025	755,501	-
2026	393,143	-
2027	87,308	-
Total Minimum Lease Payments	3,132,124	-
Less: Amount Representing Interest	(535,747)	-
Present Value of Minimum Lease Payments	2,596,377	-
Less: Current Portion	(600,000)	-
Financing Lease, Net of Current Portion	$1,996,377	$-

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

The Company leases office and warehouse space in Marietta, Georgia. In June 2022, the Company entered into a sixty month lease through June 2027. As part of the agreement the Company received $100,000 of finish out allowance. The Company makes tiered lease payments on the 1st of each month. The Company’s lease does not have any residual value guarantees or restrictive covenants.

The Company classified the lease as an operating lease and determined that the value of the right of use lease assets (“ROU”) and liability at the inception of the lease was $1,792,342 using a discount rate of 10%, which is the rate of the note payable. As the implicit rate is not readily determinable for the lease, the Company uses an estimated incremental borrowing rate to determine the initial present value of lease payments. The lease effective date is June 15, 2022.

The Company’s components of lease cost are as follows:

Period Ended
September 30, 2022
Operating Lease – Office Leases	$385,248
Short Term Lease Costs	-
Variable Lease Costs	-
TOTAL Expense	$385,248

Weighted average remaining lease term and weighted average discount rate are as follows:

Weighted Average Remaining Lease Term (Years) – Operating Leases	6.00
Weighted Average Discount Rate – Operating Leases	10.00%
Right of Use asset (ROU”)	$1,897,389
Estimated future minimum lease obligations are as follow for the years ending December 31:
YEAR
2022	$126,276
2023	518,539
2024	538,759
2025	559,732
2026	581,473
Thereafter	206,046
Total	$2,530,825
Less Imputed Interest	(531,202)
OPERATING LEASE PAYABLE	$1,999,623

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

NOTE 10 – NOTES PAYABLE

On January 21, 2022, the Company issued the Note to GNET ATC, INC. in an aggregate principal amount of $44 million. The Note bears interest at a rate of 10% per annum and matures on the Maturity Date, January 21, 2025. The principal balance of the Note must be repaid in equal monthly installments commencing September 23, 2022, with the final payment due on the Maturity Date. Interest is calculated on the basis of a 360-day year for the actual number of days elapsed and is payable as a balloon payment on the Maturity Date. Prepayments are permitted subject to certain terms and conditions. The Note is secured by substantially all of the Company’s assets. The proceeds were used for working capital and to fund the acquisition of AMR Resources as described previously and below.

The Company did not make the monthly installments due starting on September 23, 2022 and is in negotiation with the lender to modify the loan and its terms.

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

AMR Resources has approximately 125 vehicle leases which are accounted for as finance leases and included in assets under property and equipment and in liabilities under notes payable. The following is a schedule of the Company’s long-term debt:

	September 30, 2022	Dec 31, 2021
$44,000,000 Note Payable, 10% interest, due Jan 2025	$44,000,000	$-
Finance Automobile Leases Payable, various rates	2,596,377	-
Subtotal	$46,596,377	$-
Current portion – long-term debt	(19,495,605)	-
Total	$27,100,772	$-

The Company purchased the following assets (liabilities) on February 1, 2022 for $40.4 million, with the difference being recorded as goodwill. The following represent the fair value of the assets and liabilities per the best and most current information available at the time of acquisition. The recorded amounts are subject to adjustment from valuation reports post-closing.

Purchase
Asset / Liability Purchased	Feb 1, 2022
Cash	802,000
Accounts Receivable	7,705,309
Other Receivables	3,398,314
Prepaids & Other Current Assets	1,468,703
Earnings in Excess of Billings	6,897,373
Inventory	290,440
Fixed Assets (Net)	2,975,017
Intangible Assets	190,515
Goodwill	20,154,379
Customer List	5,370,000
Accounts Payable	(2,152,150)
Accrued Expenses	(1,488,304)
Leases Payable – Current	(1,857,576)
Wages and Benefits Payable	(530,178)
Billings in Excess of Costs	(1,348,656)
Short-Term Loans	(802,000)
Leases Payable – Long-Term	(665,539)
Purchase Price	40,407,647

NOTE 11 – SUBSEQUENT EVENTS

On November 4, 2022, the Board of Directors of the Company approved, subject to the receipt of stockholder approval, amended and restated articles of incorporation of the Company (the “Articles of Incorporation”) to, among other things, (a) change the Company’s name to “MBG Holdings Inc.”; (b) increase the total number of authorized capital stock from Seventy Million (70,000,000) to Two Hundred Twenty Million (220,000,000) shares, consisting of Two Hundred Million (200,000,000) shares of Common Stock and Twenty Million (20,000,000) shares of preferred stock, (c) a reverse stock split of the issued and outstanding shares of Common Stock, in a range of not less than two (2) shares and not more than ten (10) shares, into one (1) share of Common Stock at any time before September 30, 2023; and (d) the MBG Holdings Inc. 2022 Equity Incentive Plan providing for the issuance of up to 2,000,000 shares of Common Stock pursuant to awards under the 2022 Plan (collectively, the “Stockholder Approval Matters”). The Company expects to file an information statement pursuant to Schedule 14C of the Exchange Act with respect to the Stockholder Approval Matters.

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

Segment Information

Not required for smaller reporting Companies

Employees

As of September 30, 2022, we had approximately 300 employees, all in the United States. Consultants are retained from time to time.

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

Results of Operations for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021

The Company purchased AMR Resources on February 1, 2022 and all revenue reflects only eight months of operations through September 30, 2022. We only generated revenues from February to September of 2022 after the acquisition of AMR Resources, LLC and did not generate any revenues during the nine months ended September 30, 2021.

We had revenues of $13,525,837 for the three months ended September 30, 2022 and $0 for the three months ended September 30, 2021. Revenues were $37,493,114 and $0 for the nine months ended September 30, 2022 and 2021, respectively.

Our cost of revenues was $10,782,080 and $0 for the three months ended September 30, 2022 and 2021, respectively, resulting in gross profit of $2,743,757 and $0 for the same three month periods. Our costs of revenue were $29,430,109 and $0 for the nine months ended September 30, 2022 and 2021, respectively, resulting in gross profit of $8,063,005 and $0 for the same nine month periods. The year over year increase in revenues was due to the purchase of AMR Resources, LLC on February 1, 2022 which had customer contracts.

Operating expenses were $4,462,778 and $8,483 for the three months ended September 30, 2022 and 2021, respectively. Operating expenses were $11,715,931 and $27,723 for the nine months ended September 30, 2022 and 2021, respectively. The increase was due to expenses of operations for AMR Resources LLC which we purchased on February 1, 2022.

We had an operating loss of $1,719,021 and $8,483 for the three months ended September 30, 2022 and 2021, respectively. Our operating loss for the nine months ended September 30, 2022 and 2021 was $3,652,926 and $27,723, respectively.

For the three months ended September 30, 2022, our other income and expense was made up of interest income of $58 and a gain on sale of assets of $202,318 offset by expenses of extraordinary expenses of $77,933 related to our acquisition of AMR Resources LLC and interest of expense of $1,174,710. The increase was mainly due to the interest of 10% on the Company’s $44 million note payable.

For the nine months ended September 30, 2022, our other income and expense was made up of interest income of $152 and gain on sale of assets of $936,628 offset by expenses of extraordinary expenses of $212,610 related to our acquisition of AMR Resources LLC and interest of expense of $3,294,743. The increase was mainly due to the interest of 10% on the Company’s $44 million note payable.

During the nine months ended September 30, 2022 and 2021, we incurred net losses of $6,223,499 and $31,097, respectively.

Liquidity and Capital Resources.

As of September 30, 2022, the Company had assets totaling $51,761,420, liabilities totaling $58,084,044, and negative working capital of $8,582,819.

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

Critical Accounting Policies.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. At both September 30, 2022 and December 31, 2021, the Company’s cash balance was $2,136,758 and $138, respectively. The Company maintains cash balances at financial institutions insured up to $250,000 by the Federal Deposit Insurance Corporation.

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

Accounts Receivable and Allowance for Doubtful Accounts

It is the Company’s policy to record accounts receivable at the amount management expects to collect from outstanding balances. The Company generally does not require collateral to support customer receivables. The Company provides an allowance for doubtful accounts based upon a review of the outstanding accounts receivable, historical collection information and existing economic conditions. The Company determines if receivables are past due based on days outstanding, and amounts are written off when determined to be uncollectible by management. The maximum accounting loss from the credit risk associated with accounts receivable is the amount of the receivable recorded, which is the face amount of the receivable net of the allowance for doubtful accounts. As of September 30, 2022, and December 31, 2021, respectively, the Company had accounts receivable of $7,274,139 and $0, respectively, and at September 30, 2022 and December 31, 2021, the Company had $615,485 and $0 allowance for doubtful accounts, respectfully.

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

During the nine months ended September 30, 2022 and 2021, the Company had no equity-based payment awards outstanding and did not issue any equity-based payments. The Company did not record any expense or liabilities for equity-based payment awards for the nine months ended September 30, 2022 and 2021.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

For the nine-month periods ended September 30, 2022 and 2021, there were no dilutive instruments as the Company did not have any convertible debt and/or equity instruments issued and outstanding as of these dates.

As of September 30, 2022, we did not have any off-balance sheet arrangements, which have or are reasonably likely to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was accomplished under the supervision and with the participation of our chief financial officer / principal executive officer and our financial consultants who concluded that our disclosure controls and procedures are effective to ensure that all material information required to be filed in the annual report on Form 10-K has been made known to them. The evaluation did not include a 404A assessment. For purposes of this section, the term disclosure controls and procedures mean controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seg.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure, controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Act”) is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

The Company has not made any changes in its internal controls over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any material legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Default Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibit Number	Description of Exhibits
2.1	Asset Purchase Agreement, effective August 31, 2022, by and between the Company and Multiband Global Resources, LLC. (3).
2.2	Amendment to Asset Purchase Agreement, effective November 16, 2022, by and between the Company and Multiband Global Resources, LLC. (6).
3.1	Articles of Incorporation. (1).
3.2	Certificate of Amendment to Articles of Incorporation. (1).
3.3	Amended and Restated Bylaws. (2).
3.4	Certificate of Withdrawal of Certificate for the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock.(3).
4.1	Certificate of Designation of Series A Convertible Preferred Stock. (3).
4.2	Certificate of Designation of Series B Convertible Preferred Stock. (3).
4.3	Secured Promissory Note by and between the Company and GNET ATC, Inc. (4).
4.4	Security Agreement by and between the Company and GNET ATC, Inc. (4).
4.5	Promissory Note by and between the Company and Specialty Capital Lenders LLC. (4).
10.1	Patent Assignment Agreement, effective August 22, 2022, by and between the Company and Josef Faig. (5).
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act, as enacted by Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 United States Code Section 1350, as enacted by Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Definition Linkbase
101.LAB*	XBRL Taxonomy Labels Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File. (formatted as Inline XBRL and contained in Exhibit 101.)

(1) Incorporated by reference to the Exhibit filed with the Form 10 filed by the Company with the SEC on August 2, 2021.

(2) Incorporated by reference to the Exhibit filed with the Form 8-K filed by the Company with the SEC on October 10, 2022.

(3) Incorporated by reference to the Exhibit filed with the Form 8-K filed by the Company with the SEC on September 6, 2022.

(4) Incorporated by reference to the Exhibit filed with the Form 10-K filed by the Company with the SEC on May 27, 2022.

(5) Incorporated by reference to the Exhibit filed with the Form 8-K filed by the Company with the SEC on August 25, 2022.

(6) Incorporated by reference to the Exhibit filed with the Form 8-K filed by the Company with the SEC on November 16, 2022.

*XBRL related information in Exhibit 101 to this Quarterly Report shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 18, 2022

American Metals Recovery and Recycling, Inc.

By:	/s/ James Frinzi
James Frinzi
Chief Executive Officer

By:	/s/ Jeremie Peterkin
Jeremie Peterkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 18, 2022	/s/ James Frinzi
James Frinzi
Director

Date: November 18, 2022	/s/ Jeremie Peterkin
Jeremie Peterkin
Director

